Form 10QSB
period 1997-06-30
SCOOP INC/DE
filed 1997-08-13
CIK 1025315

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X) Quarterly Report Pursuant to Section 12 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the Transition Period From ________ To ________

                         Commission File Number: 0-22281

                                   SCOOP, INC.

             (Exact name of Registrant as specified in its charter)

                    Delaware                           33-0726608
          (State or other jurisdiction of        (I.R.S. Employer ID No.)
          incorporation or organization)

               2540 Red Hill Avenue                         92705
                    Santa Ana, CA                        (Zip Code)
              (Address of principal
                executive offices)

                                 (714) 225-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No
                                 -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Common Stock, par value                           5,476,214
              $.001 per share                    (Outstanding on August 1, 1997)


                            Exhibit Index on Page 17

                            Total Number of Pages: 19

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                   SCOOP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   $4,393,200
Accounts receivable, net of allowance for doubtful
  accounts of $54,400 . . . . . . . . . . . . . . . . . . . . .      170,500
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .      337,900
                                                                ------------
   Total current assets . . . . . . . . . . . . . . . . . . . .    4,901,600

EQUIPMENT, at cost, net of accumulated depreciation
  and amortization. . . . . . . . . . . . . . . . . . . . . . .      540,600
COVENANT-NOT-TO-COMPETE, net of amortization. . . . . . . . . .       70,900
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .       11,700
                                                                ------------
                                                                  $5,524,800
                                                                ------------
                                                                ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .   $  519,800
Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . .      239,800
Accrued royalty . . . . . . . . . . . . . . . . . . . . . . . .      361,600
Current portion of capital lease obligations  . . . . . . . . .      107,100
Current portion of covenant not-to-compete obligation . . . . .       15,300
Other accrued liabilities . . . . . . . . . . . . . . . . . . .      125,100
                                                                ------------
   Total current liabilities  . . . . . . . . . . . . . . . . .    1,368,700
CAPITAL LEASE OBLIGATIONS, net of current portion . . . . . . .       46,800
COVENANT-NOT-TO-COMPETE
   OBLIGATION, net of current portion . . . . . . . . . . . . .       54,200


STOCKHOLDERS' EQUITY (Note 2):
Preferred stock $.001 par value; 5,000,000 shares authorized;
   no shares issued or outstanding
Common stock, $.001 par value; 20,000,000 shares authorized;
   5,409,547 shares issued and outstanding (Note 2) . . . . . .    $   5,400
Additional paid-in capital (Note 2) . . . . . . . . . . . . . .    8,926,100
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (5,079,500)
Deferred compensation . . . . . . . . . . . . . . . . . . . . .      203,100
                                                                ------------
   Total stockholders' equity . . . . . . . . . . . . . . . . .    4,055,100
                                                                ------------
                                                                $  5,524,800
                                                                ------------
                                                                ------------



                 See accompanying notes to financial statements

                                   SCOOP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                        ----------------------        ----------------------
                                                          1996          1997            1996          1997
                                                          ----          ----            ----          ----
Net sales. . . . . . . . . . . . . . . . . . . . .   $  337,900     $  485,700     $  647,000      $  962,000
Cost of sales. . . . . . . . . . . . . . . . . . .      159,000        256,500        327,800         478,500
                                                     ----------    -----------     ----------     -----------
     Gross profit. . . . . . . . . . . . . . . . .      178,900        229,200        319,200         483,500
Operating expenses:
   Research and development. . . . . . . . . . . .      190,600        515,500        287,200         821,800
   Selling and marketing . . . . . . . . . . . . .       58,400        199,200        117,100         345,200
   General and administrative. . . . . . . . . . .      376,200        612,100        535,300         975,000
                                                     ----------    -----------     ----------     -----------
                                                        625,200      1,326,800        939,600       2,142,000
Operating loss . . . . . . . . . . . . . . . . . .     (446,300)    (1,097,600)      (620,400)     (1,658,500)
Interest income (expense), net . . . . . . . . . .      (31,900)        16,100        (32,200)         10,900
                                                     ----------    -----------     ----------     -----------
Loss before provision for income taxes . . . . . .     (478,200)    (1,081,500)      (652,600)     (1,647,600)
Provision for income taxes . . . . . . . . . . . .                                        800           1,600
                                                     ----------    -----------     ----------     -----------
Net loss . . . . . . . . . . . . . . . . . . . . .   $ (478,200)   $(1,081,500)    $ (653,400)    $(1,649,200)
                                                     ----------    -----------     ----------     -----------
Net loss per common share (Note 3) . . . . . . . .   $    (0.14)   $     (0.19)    $    (0.20)       $  (0.33)
                                                     ----------    -----------     ----------     -----------
Weighted average common shares outstanding (Note 3)   3,485,000      5,822,000      3,241,000       5,027,000
                                                     ----------    -----------     ----------     -----------
                                                     ----------    -----------     ----------     -----------







                 See accompanying notes to financial statements

                                   SCOOP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                -------------------------
                                                                   1996            1997
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (653,400)     (1,649,200)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . .        29,900          73,400
     Stock bonus . . . . . . . . . . . . . . . . . . . . . .        69,300
     Deferred compensation . . . . . . . . . . . . . . . . .       120,000          10,900
     Changes in:
       Accounts receivable . . . . . . . . . . . . . . . . .       (86,600)        (54,600)
       Publishing materials. . . . . . . . . . . . . . . . .         8,100
       Income tax refund receivable. . . . . . . . . . . . .         2,400          15,400
       Other assets. . . . . . . . . . . . . . . . . . . . .                        (3,500)
       Prepaid expenses. . . . . . . . . . . . . . . . . . .        (5,000)       (153,900)
       Accounts payable. . . . . . . . . . . . . . . . . . .      (109,900)        104,800
       Accrued payroll . . . . . . . . . . . . . . . . . . .         6,100         106,800
       Accrued royalty . . . . . . . . . . . . . . . . . . .       (25,000)         77,400
       Other accrued liabilities . . . . . . . . . . . . . .       (13,100)         92,800
                                                              ------------    ------------
           Net cash used in operating activities . . . . . .      (657,200)     (1,379,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures. . . . . . . . . . . . . . . . . . .       (19,300)       (255,300)
   Purchase of investments . . . . . . . . . . . . . . . . .      (392,100)
                                                              ------------    ------------
           Net cash used in investing activities . . . . . .      (411,400)       (255,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to stockholder. . . . . . . . .       (88,000)
   Repayment of note payable -other. . . . . . . . . . . . .       (57,500)
   Repayment of capital lease obligations. . . . . . . . . .       (20,900)        (67,500)
   Borrowings under line of credit (Note 4). . . . . . . . .                       150,000
   Repayment of line of credit (Note 4). . . . . . . . . . .      (150,000)       (150,000)
   Proceeds from bridge notes (Note 4) . . . . . . . . . . .       400,000         300,000
   Repayment of bridge notes (Note 4). . . . . . . . . . . .      (400,000)       (300,000)
   Repayment of covenant-not-to-compete obligation . . . . .        (8,300)        (11,100)
   Proceeds from issuance of common stock (Note 2) . . . . .       265,000       5,844,400
   Proceeds from issuance of redeemable common stock . . . .     2,157,200
                                                                ------------    ------------
           Net cash provided by financing activities . . . .     2,097,500       5,765,800


INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .  $  1,028,900    $  4,130,800
CASH AND CASH EQUIVALENTS:
   Beginning of period . . . . . . . . . . . . . . . . . . .         1,300         262,400
                                                              ------------    ------------
   End of period . . . . . . . . . . . . . . . . . . . . . .  $  1,030,200    $  4,393,200
                                                              ------------    ------------
                                                              ------------    ------------



                 See accompanying notes to financial statements

                                   SCOOP, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      ------------------
                                                                        1996      1997
                                                                        ----      ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid during the period for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 28,600  $   20,300
                                                                      --------  ----------
                                                                      --------  ----------
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,200  $    1,600
                                                                      --------  ----------
                                                                      --------  ----------
SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
   Contractual obligations incurred for the acquisition of equipment  $ 18,800  $   43,700
                                                                      --------  ----------
                                                                      --------  ----------
   Common stock issued in repayment of debt and accrued interest . .  $155,000
                                                                      --------
                                                                      --------
   Termination of obligations related to redeemable shares of
     common stock (Note 2) . . . . . . . . . . . . . . . . . . . . .            $2,358,700
                                                                                ----------
                                                                                ----------



                 See accompanying notes to financial statements

                                  SCOOP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Scoop, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of the balance sheet at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. However, the results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form SB-2 Registration Statement (file no. 333-15129) declared effective by the SEC on April 9, 1997.

In May 1996, the Company effected a 1,006.654-for-1 stock split of its then outstanding common stock. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

In November 1996, NewsMakers Information Services, Inc., a wholly owned subsidiary of the Company was merged into the Company. The accompanying financial statements have been restated to reflect this reorganization, which has been accounted for on a basis similar to a pooling of interests.

In March 1997, the Company reincorporated in the State of Delaware. The accompanying financial statements include the effects of the reincorporation and the resulting increase in the authorized common stock to 20,000,000 shares and authorization of 5,000,000 shares of preferred stock.

2.   INITIAL PUBLIC OFFERING

On April 16, 1997, the Company completed its initial public offering of 1,450,000 shares of common stock at $4.50 per share, resulting in proceeds to the Company of approximately $5.0 million, net of underwriting discounts and commissions and offering expenses. In May 1997, the Company sold an additional 207,050 shares of common stock at $4.50 per share pursuant to the exercise of the underwriters' over-allotment option, resulting in additional net proceeds to the Company of approximately $800,000. Upon the completion of the initial public offering, the mandatory redemption rights associated with 926,664 shares of common stock terminated. As a result of the termination of the redemption rights, $900 was added to Common Stock and $2,357,800 was added to Additional Paid-in Capital on the Company's balance sheet in place of the liability for Manditorily Redeemable Common Stock.

                                   SCOOP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.    NET LOSS PER SHARE

Net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. For purposes of calculating the weighted average number of common shares outstanding, the Company has considered the common stock which had redemption rights prior to the initial public offering (Note 2) as common stock equivalents. Additionally, pursuant to SEC Staff Accounting Bulletin Topic 4d, stock options and warrants granted during the twelve months prior to the effective date of the Company's Form SB-2 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding as of the beginning of each period net loss per share is presented.

4.    FINANCING ARRANGEMENTS

Line of Credit - In February 1997, the Company entered into a credit agreement with an independent third party, which provided for maximum borrowings of $150,000. The line of credit was secured by the Company's accounts receivable, accrued interest at 9.5% and had a commitment term expiring in August 1997. In connection with entering into the credit agreement, the Company granted the lender a warrant to purchase up to 15,750 shares of the Company's common stock at $5.50 per share. The Company repaid all borrowings under the line of credit from the proceeds of its initial public offering and terminated the credit agreement in June 1997.

Bridge Notes - In February 1997, the Company borrowed $150,000 from a stockholder of the Company. The loan was unsecured, accrued interest at 9.75% and matured April 30, 1997. As additional consideration for the loan, the Company granted the stockholder a warrant to purchase 15,000 shares of the Company's common stock at $4.50 per share. The Company repaid the bridge note in full from the proceeds of its initial public offering.

Additionally, in February 1997, two separate individuals each loaned $75,000 to the Company in exchange for the Company's promissory notes. The borrowings were unsecured, accrued interest at 9.75% and matured at the earlier of March 31, 1997, or upon the completion of an initial public offering. As of March 31, 1997, the Company had not completed its initial public offering or repaid the promissory notes. In April 1997, the Company repaid both bridge notes in full from the proceeds of its initial public offering.

5.    SUBSEQUENT EVENTS

In September 1996, the Company entered into a noncancelable operating lease for its principal facility which extends through September 2000. In August 1997, the Company entered into a new lease agreement for a larger facility. The Company intends to move into its new facility and vacate its current principal facility in September 1997. During the three months ending

                                   SCOOP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 1997, the Company will record a charge to general and administrative expense equal to the present value of the remaining minimum payments associated with the lease for the current facility and the net book value of the leasehold improvements relating to the current facility, aggregating approximately $319,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and six months ended June 30, 1996 and 1997 should be read in conjunction with the Company's Form SB-2 Registration Statement (file no. 333-15129) declared effective by the SEC on April 9, 1997.

GENERAL

The Company is in the process of developing Scoop!-TM-, an Internet-based business information service designed to enable customers to efficiently satisfy their daily information needs. The Company began beta testing Scoop! Direct-TM- , an electronic mail version of the information service, in August and intends to launch Scoop! Direct in September. Scoop! Direct, a professional news and information alert service focusing on industry specific news and information, will be delivered to users' email addresses on a daily basis. The Company currently intends to launch a full, Web-based service later this year. The successful development and release schedules for the Scoop! services are subject to potential delay and other risks inherent in the development of technology-related services and products. A number of factors may affect the Company's ability to launch the electronic mail and Internet versions of the Scoop! service on the schedule described in the foregoing forward-looking statements, including, without limitation, the Company's ability to successfully complete development of its Scoop SmartGuide-TM- technology such that the technology actually performs as conceptualized and designed, to establish relationships with strategic distribution partners, and to achieve market acceptance of the Scoop! service. For a more detailed description of these factors, see "Risk Factors -- Failure to Develop Service or Obtain Market Acceptance," " -- Dependence on Potential Strategic Distribution Partners," "--Established Competitors and Intense Competition," and "-- Risk of Technological Change and Evolving Industry Standards" in the Company's Form SB-2 Registration Statement. There can be no assurance that the Company will be successful in its efforts to develop and market Scoop! Direct or the full, Web-based version of the Scoop! service.

In April 1997, the Company completed its initial public offering of common stock. The Company sold 1,657,050 shares of common stock at $4.50 per share, including shares sold upon the exercise of the underwriters' over-allotment option, resulting in net proceeds to the Company of approximately $5.8 million. The Company intends to use a substantial portion of the net proceeds from the offering for expenses relating to the development and launch of the Scoop! service.

The Company also designs and markets a line of business information products consisting of customized media reprints and framed layouts of articles from newspapers, magazines and on-line publications. Substantially all of the Company's net sales to date have been generated by the Scoop! Media Services product line.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales for the three and six month periods ended June 30, 1996 and 1997.

                                                                   THREE MONTHS          SIX MONTHS
                                                                   ENDED JUNE 30,       ENDED JUNE 30,
                                                                 -----------------     ----------------
                                                                  1996        1997       1996      1997
                                                                  ----        ----       ----      ----
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%      100.0%     100.0%    100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .      47.1%       52.8%      50.7%     49.7%
                                                               --------    --------    -------   -------
     Gross profit. . . . . . . . . . . . . . . . . . . . . .      52.9%       47.2%      49.3%     50.3%
Operating expenses:
   Research and development. . . . . . . . . . . . . . . . .      56.4%      106.1%      44.4%     85.4%
   Selling and marketing . . . . . . . . . . . . . . . . . .      17.3%       41.0%      18.1%     35.9%
   General and administrative. . . . . . . . . . . . . . . .     111.3%      126.1%      82.7%    101.4%
                                                               --------    --------    -------   -------
                                                                 185.0%      273.2%     145.2%    222.7%

Operating loss . . . . . . . . . . . . . . . . . . . . . . .   (132.1)%    (226.0)%    (95.9)%   (172.4)%
Interest income (expense), net . . . . . . . . . . . . . . .     (9.4)%        3.3%     (5.0)%       1.1%
                                                               --------    --------    -------   --------
Loss before provision for income taxes . . . . . . . . . . .   (141.5)%    (222.7)%   (100.9)%   (171.3)%
Provision for income taxes . . . . . . . . . . . . . . . . .                              0.1%       0.2%
                                                               --------    --------    -------   --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .   (141.5)%    (222.7)%   (101.0)%   (171.5)%
                                                               --------    --------    -------   --------
                                                               --------    --------    -------   --------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     NET SALES. Net Sales increased 43.7% in the three months ended June 30, 1997 to $485,700 from $337,900 in the comparable 1996 period. The growth in net sales was principally driven by the Company's focused efforts to expand sales of reprints from its Scoop! Media Services product line. The Company has focused its sales efforts on reprints because the Company believes that there is a larger market for reprints with a higher growth potential than there is for the other products marketed by Scoop! Media Services. The Company also believes that the reprint business will effectively complement the Scoop! information services.

     Net sales of reprints increased 52.2% in the three months ended June 30, 1997 to $376,000 from $247,000 in the comparable 1996 period. This growth resulted primarily from increased sales generated through the Company's relationship with Investor's Business Daily ("IBD"). The Company has been the exclusive provider of content reprints for IBD since August 1995 and derived approximately 50.2% of total net sales for the three months ended June 30, 1997 from the sale of reprints of IBD content.

     The Company does not view the FameFrame wall display product line as being synergistic with its progression as an information services company. Due to this view and its low overall profit contribution, the Company has decided to evaluate options for selling the FameFrame product line in 1997. There can be no assurance that the Company will be successful in selling the FameFrame product line if it attempts to do so.

     No sales are expected to be generated from the Scoop! service until after the anticipated commercial launch of the Scoop! Direct electronic mail service in September 1997. Once launched, sales for Scoop! are expected to be booked principally on a per transaction basis as information is accessed by users.

     COST OF SALES. Cost of sales increased 61.3% in the three months ended June 30, 1997 to $256,500 from $159,000 in the comparable period in 1996. The increase in cost of sales was primarily driven by higher royalty fees and production costs associated with the growth of reprint sales. Overall, gross profits from the sale of Scoop! Media products increased by $50,300 in the three months ended June 30, 1997 compared to the same period in 1996.

     Cost of sales consists primarily of the external production costs, subscriptions, shipping and various usage, permission, and royalty fees arising from the reproduction of printed and electronic content for the media products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses increased 170.5% in the three months ended June 30, 1997 to $515,500 from $190,600 in the comparable 1996 period. The increase in R&D expenses was primarily driven by additional development team staffing and license fees and other costs associated with software licensed from third parties, all related to the Scoop SmartGuide technology. R&D expenses are expected to continue to increase during 1997 as the Company continues development of the Scoop SmartGuide technology and the Scoop! service.

     R&D expenses in the 1997 and 1996 periods included the cost of content acquisition from UMI Company ("UMI"), the Company's principal content supplier for the Scoop! service, and a prior content supplier for the purpose of developing the Scoop SmartGuide technology. Expenses for content acquisition in the three months ended June 30, 1997 were $48,800 versus $62,500 in the comparable 1996 period. In October 1996, the Company signed a content agreement with UMI. Costs for UMI content will be incurred as R&D expense up to the launch of the Scoop! service at which point they will be included as part of cost of sales. The 1997 contractual minimums with UMI are approximately $296,000.

     The license fees and certain costs associated with software licensed from third parties for the development of the Scoop SmartGuide technology are being expensed over the term of the applicable license agreement.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 241.1% in the three months ended June 30, 1997 to $199,200 from $58,400 in the comparable 1996 period. The increase was due to the addition of sales and sales support staff during 1996 to generate sales growth, increased commissions earned by the sales staff due to the growth in net sales of Scoop! Media products and marketing activities related to the Scoop! service during the 1997 period. Selling and marketing expenses are expected to continue to increase during 1997 as the Company prepares for the anticipated launch of the Scoop! information service and increases its sales and marketing efforts relating to the Scoop! service.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses increased 62.4% in the three months ended June 30, 1997 to $612,100 from $376,200 in the comparable 1996 period. The increase in G&A expenses was primarily attributable to additional salary expenses resulting from the expansion of the management team, recruiting fees relating to the Company's hiring activities and various costs associated with being a public company, including directors and officers insurance. G&A expenses also include professional fees for accounting, legal, and other consulting services, all office service expense, and other expenses for internal G&A functional departments.

     INTEREST INCOME (EXPENSE). Interest income, net of interest expense, was $16,100 for the three months ended June 30, 1997 compared to $31,900 of interest expense in the comparable 1996 period. Net interest income in the 1997 period was primarily attributable to the Company having interest bearing assets as a result of its initial public offering.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     NET SALES. Net Sales increased 48.7% in the six months ended June 30, 1997 to $962,000 from $647,000 in the comparable 1996 period. The growth in net sales was principally driven by the Company's focused efforts to expand sales of reprints from its Scoop! Media Services product line.

     Net sales of reprints increased 54.1% in the six months ended June 30, 1997 to $715,000 from $464,000 in the comparable 1996 period. This growth resulted primarily from increased sales generated through the Company's relationship with IBD. The Company derived approximately 40.6% of total net sales for the six months ended June 30, 1997 from the sale of reprints of IBD content.

     COST OF SALES. Cost of sales increased 46.0% in the six months ended June 30, 1997 to $478,500 from $327,800 in the comparable period in 1996. The increase in cost of sales was primarily driven by higher royalty fees and production costs associated with the growth of reprint sales. Overall, gross profits from the sale of Scoop! Media products increased by $164,300 in the six months ended June 30, 1997 compared to the same period in 1996.

     RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased 186.1% in the six months ended June 30, 1997 to $821,800 from $287,200 in the comparable 1996 period. The increase in R&D expense was primarily driven by additional development team staffing, license fees and other costs associated with software licensed from third parties and increased utilization of third party design services, all related to the Scoop SmartGuide technology. R&D expenses are expected to continue to increase during 1997 as the Company continues development of the Scoop Smart Guide technology and the Scoop! service.

     R&D expenses for content acquisition in the six months ended June 30, 1997 were $97,500 versus $125,000 in the comparable 1996 period.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 194.8% in the six months ended June 30, 1997 to $345,200 from $117,100 in the comparable 1996 period. The increase was due to the addition of sales and sales support staff during 1996 to generate sales growth, increased commissions earned by the sales staff due to the growth in net sales of Scoop! Media products and marketing activities related to the Scoop! service during the 1997 period. Selling and marketing expenses are expected to continue to increase during 1997 as the Company prepares for the anticipated launch of the Scoop! information service and increases its sales and marketing efforts relating to the Scoop! service.

     GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses increased 82.1% in the six months ended June 30, 1997 to $975,000 from $535,300 in the comparable 1996 period. The increase in G&A expenses was primarily attributable to additional salary expenses resulting from the expansion of the management team, recruiting fees relating to the Company's hiring activities and various costs associated with being a public company, including directors and officers insurance.

     INTEREST INCOME(EXPENSE). Interest income, net of interest expense, was $10,900 for the six months ended June 30, 1997 compared to interest expense of $32,200 for the comparable 1996 period. Net interest income in the 1997 period was primarily attributable to the Company having interest bearing assets as a result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations primarily through private and public sales of Common Stock and has supplemented such funds with borrowings. In the six months ended June 30, 1997, the Company used approximately $1.4 million in operating cash flows, primarily to fund the Scoop SmartGuide technology development activities and additional expenses, including those resulting from the expansion of the management, development and marketing teams during the past 12 months. Cash provided by financing activities in the six months ended June 30, 1997 totaled approximately $5.8 million, principally reflecting the proceeds from the Company's initial public offering which was completed in April 1997. The Company intends to use a substantial portion of the proceeds from the initial public offering for the development of the Scoop! Smart Guide technology, sales and marketing expenses relating to the Scoop! service, the acquisition of capital equipment and the initiation of the Scoop! operations center. The Company also had used proceeds from the initial public offering to repay indebtedness aggregating $450,000. The Company had approximately $4.4 million in cash and cash equivalents at June 30, 1997.

     The Company also has used equipment leases and debt instruments to finance the majority of its purchases of capital equipment, and at June 30, 1997 had obligations of approximately $153,900 incurred in connection with these purchases. During the six months ended June 30, 1997, the Company expended $255,300 on purchases of capital equipment. Capital requirements for the remainder of 1997 are currently expected to be approximately $800,000, primarily consisting of computer equipment required to support development of the Scoop SmartGuide technology and to run the Scoop! service. The Company anticipates financing a portion of its capital equipment purchases through an equipment lease credit line. Although the Company believes it will be able to obtain a credit line for such purposes, no assurances can be given.

     In October 1996, the Company entered into a license agreement with UMI which gives the Company the right to resell content from news and information sources through the Scoop! service. The Company will incur minimum royalty payments under the UMI license agreement of approximately $296,000 in 1997 and $570,000 in 1998.

     In February 1997, the Company established a $150,000 revolving secured credit line with a commitment term expiring in August 1997. Borrowings under the line were secured by the Company's accounts receivable, accrued interest at 9.5% per annum and were due in November 1997. In June 1997, the Company repaid the $150,000 borrowed under the line and terminated the credit line. The Company is currently seeking to obtain a new line of credit (in addition to an equipment lease credit line) to finance a portion of its working capital requirements. There can be no assurance, however, that the Company will be successful in obtaining any additional lines of credit.

     In August 1997, the Company entered into a three-year lease agreement for a new principal facility. The term of the lease is expected to begin in September 1997. The Company will incur minimum payments under the lease of approximately $105,000 in 1997 and $362,000 in 1998.

     Through June 30, 1997, the Company has incurred significant operating losses and expects significant additional losses in the future. The Company's ability to continue as a going concern is dependent upon future events, including the successful development and market acceptance of its Scoop! service and its ability to secure additional sources of financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the net proceeds from the initial public offering will be adequate to meet its capital needs for at least the next six months. The Company's current operating plan shows that at the end of such six-month period, the Company will require substantial additional capital. Moreover, if the Company experiences unanticipated cash requirements during the six-month period or experiences delays in the development or marketing of its Scoop! service, the Company could require additional capital to fund its operations, continue research and development programs, and commercialize any products that may be developed. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and six months ended June 30, 1996 and 1997, the amount reported as net loss per common share is not materially different than would have been reported for basic and diluted loss per common share in accordance with SFAS No. 128.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          3.1  Certificate of Incorporation of Scoop, Inc.*
          3.2  Bylaws of Scoop, Inc.*
          4.1  Form of Common Stock Certificate*
          4.2  Form of Representative Warrant*
          4.3  Form of Consultant Warrant*
          4.4  Warrant dated October 18, 1996 issued to Bell & Howell*
          4.5  Form of Subscription Supplement and Registration Rights
               Agreement*
          4.6  Form of Lock-Up Agreement*
          11.1 Computation of Net Loss Per Common Share
          27.1 Financial Data Schedule
          __________________________________________________________________
          * Incorporated by reference to the corresponding numbered exhibit included in the Company's Registration Statement on Form SB-2 (file no. 333-15129).

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1997                   /s/ Mark Davidson
                                        --------------------------------------
                                        Mark Davidson
                                        President and Chief Financial Officer
                                        (authorized officer and principal
                                        financial and accounting officer)

                                  EXHIBIT INDEX

                                                                     Sequential
Exhibit No.   Description                                            Page Number
-----------   -----------                                            -----------

3.1           Certificate of Incorporation of Scoop, Inc.                  *
3.2           Bylaws of Scoop, Inc.                                        *
4.1           Form of Common Stock Certificate                             *
4.2           Form of Representative Warrant                               *
4.3           Form of Consultant Warrant                                   *
4.4           Warrant dated October 18, 1996 issued to Bell & Howell       *
4.5           Form of Subscription Supplement and Registration
              Rights Agreement                                             *
4.6           Form of Lock-Up Agreement                                    *
11.1          Computation of Net Loss Per Common Share                     18
27.1          Financial Data Schedule                                      19
______________________________________________________________________________
* Incorporated by reference to the corresponding numbered exhibit included in the Company's Registration Statement on Form SB-2 (file no. 333-15129).