Form 10QSB
period 1997-09-30
SCOOP INC/DE
filed 1997-11-14
CIK 1025315

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

         (X) Quarterly Report Pursuant to Section 12 or 15(d) of the
                       Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1997

                                      or

        (   ) Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

             For the Transition Period From ________ To ________

                       Commission File Number: 0-22281

                                 SCOOP, INC.

            (Exact name of Registrant as specified in its charter)

                  Delaware                           33-0726608
       (State or other jurisdiction of        (I.R.S. Employer ID No.)
        incorporation or organization)

               205 Technology Drive                          92618
                    Irvine, CA                             (Zip Code)
              (Address of principal
                executive offices)

                                (714) 453-8383
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No
                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Common Stock, par value                5,501,214
                 $.001 per share          (outstanding on November 3, 1997)

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 SCOOP, INC.
                                BALANCE SHEET
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)

                                    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                    $ 2,651,100
Accounts receivable, net of allowance for doubtful accounts of $47,500           146,900
Prepaid expenses                                                                 439,600
                                                                             -----------
   Total current assets                                                        3,237,600

EQUIPMENT, at cost, net of accumulated depreciation and amortization             598,800
COVENANT-NOT-TO-COMPETE, net of amortization                                      62,500
OTHER ASSETS                                                                      71,400
                                                                             -----------
                                                                             $ 3,970,300
                                                                             -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $   345,400
Accrued payroll                                                                   97,400
Accrued royalty                                                                  402,500
Current portion of capital lease obligations                                      95,600
Current portion of covenant not-to-compete obligation                             15,300
Current portion of rent payable                                                   84,100
Other accrued liabilities                                                         83,700
                                                                             -----------
   Total current liabilities                                                   1,124,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                 31,100
COVENANT-NOT-TO-COMPETE
  OBLIGATION, net of current portion                                              48,200
RENT PAYABLE (Note 5)                                                            168,200

STOCKHOLDERS' EQUITY (Note 2):
Preferred stock $.001 par value; 5,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $.001 par value; 20,000,000 shares authorized;
  5,501,214 shares issued and outstanding (Note 2)                           $      5,500
Additional paid-in capital (Note 2)                                             9,146,000
Accumulated deficit                                                            (6,755,800)
Deferred compensation                                                             203,100
                                                                              -----------
  Total stockholders' equity                                                    2,598,800
                                                                              -----------
                                                                             $  3,970,300
                                                                              -----------

                See accompanying notes to financial statements

                                  SCOOP, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                            ------------------                  -----------------
                                                            1996          1997                  1996         1997
Net sales                                               $  331,400      $  530,100         $  978,400     $ 1,492,100
Cost of sales                                              246,200         283,900            574,000         762,400
                                                        ----------      ----------         ----------     -----------
   Gross profit                                             85,200         246,200            404,400         729,700

Operating expenses:
  Research and development                                 125,700         814,000            412,900       1,630,500
  Selling and marketing                                     72,000         303,300            189,100         656,800
  General and administrative                               664,600         519,000          1,199,900       1,491,000
  Other expense. (Note 5)                                        0         330,700                  0         330,700
                                                        ----------      ----------         ----------     -----------
                                                           862,300       1,967,000          1,801,900       4,109,000


Operating loss                                            (777,100)     (1,720,800)        (1,397,500)     (3,379,300)
Interest income (expense), net                               8,600          44,500            (23,600)         55,400
                                                         ----------      ----------        ----------     -----------
Loss before provision for income taxes                    (768,500)     (1,676,300)        (1,421,100)     (3,323,900)

Provision for income taxes                                     800                              1,600           1,600
                                                         ----------      ----------         ----------    -----------
Net loss                                                $ (769,300)   $ (1,676,300)      $ (1,422,700)   $ (3,325,500)
                                                         ----------      ----------         ----------    -----------

Net loss per common share (Note 3)                         $  (.19)        $  (.29)           $  (.42)        $  (.65)
                                                         ----------      ----------         ----------    -----------
Weighted average common shares outstanding (Note 3)      4,054,000       5,794,000           3,393,000      5,164,000
                                                        ----------      ----------         ----------     -----------
                                                        ----------      ----------         ----------     -----------

                                       3

                 See accompanying notes to financial statements

                                 SCOOP, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         ----------------------
                                                                           1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (1,422,700)    $ (3,325,500)
Adjustments to reconcile net loss to net cash
  Used in operating activities:
    Depreciation and amortization                                            51,800          126,600
    Stock bonus                                                              81,800
    Deferred compensation                                                   154,900           10,900
    Abandonment of lease                                                                     330,700
    Changes in:
      Accounts receivable                                                    (8,000)         (31,000)
      Publishing materials                                                   10,200
      Income tax refund receivable                                            1,800           15,400
      Other assets                                                           (8,200)         (63,200)
      Prepaid expenses                                                      (30,400)        (252,100)
      Accounts payable                                                      145,900          (69,600)
      Accrued payroll                                                        16,400          (35,600)
      Accrued royalty                                                        37,500          118,300
      Other accrued liabilities                                             (15,200)          51,400
                                                                          ----------      ----------
         Net cash used in operating activities                             (984,200)      (3,123,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (42,300)        (440,200)
  Purchase of investments                                                  (197,700)
                                                                           ----------     ----------
      Net cash used in investing activities                                (240,000)        (440,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to stockholder                                  (88,000)
  Repayment of note payable -other                                          (57,500)
  Repayment of capital lease obligations                                    (47,700)         (94,700)
  Borrowings under line of credit (Note 4)                                 (150,000)         150,000
  Repayment of line of credit (Note 4)                                                      (150,000)
  Proceeds from bridge notes (Note 4)                                       400,000          300,000
  Repayment of bridge notes (Note 4)                                       (400,000)        (300,000)
  Repayment of covenant-not-to-compete obligation                           (12,500)         (17,100)
  Proceeds from issuance of common stock (Note 2)                           265,000        6,064,400
  Proceeds from issuance of redeemable common stock                       2,187,500
                                                                         ----------       ----------
    Net cash provided by financing activities                             2,096,800        5,952,600

INCREASE IN CASH AND CASH EQUIVALENTS                                    $  872,600      $ 2,388,700

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                         1,300          262,400
                                                                         ----------       ----------
  End of period                                                          $  873,900      $ 2,651,100
                                                                         ----------       ----------
                                                                         ----------       ----------

                                       4

                 See accompanying notes to financial statements

                                 SCOOP, INC.
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1996         1997
                                                                      ---------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  37,500   $   27,700
                                                                      ---------   ----------
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,200   $    1,600
                                                                      ---------   ----------
SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
  Contractual obligations incurred for the acquisition of equipment   $ 125,000   $   43,700
                                                                      ---------   ----------
  Increase in redemption value of redeemable shares of common stock   $  58,900   $   56,200
                                                                      ---------   ----------
  Common stock issued in repayment of debt and accrued interest       $ 155,000
                                                                      ---------
  Termination of obligations related to redeemable shares of
   common stock (Note 2). . . . . . . . . . . . . . . . . . . . . .               $2,358,700
                                                                                  ----------

                 See accompanying notes to financial statements

                                  SCOOP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Scoop, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of the balance sheet at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form SB-2 Registration Statement (file no. 333-15129) declared effective by the SEC on April 9, 1997.

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

2.   INITIAL PUBLIC OFFERING & REQUIRED ADDITIONAL FINANCING

On April 16, 1997, the Company completed its initial public offering of 1,450,000 shares of common stock at $4.50 per share, resulting in proceeds to the Company of approximately $5.0 million, net of underwriting discounts and commissions and offering expenses. In May 1997, the Company sold an additional 207,050 shares of common stock at $4.50 per share pursuant to the exercise of the underwriters' over-allotment option, resulting in additional net proceeds to the Company of approximately $800,000. Upon the completion of the initial public offering, the mandatory redemption rights associated with 926,664 shares of common stock terminated. As a result of the termination of the redemption rights, the Company reclassified manditorily redeemable common stock to equity.

     Through September 30, 1997, the Company has incurred significant operating losses and expects significant additional losses in the future.
The Company's ability to continue as a going concern is dependent upon future events, including the successful development and market acceptance of its Scoop! service and its ability to secure additional sources of financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that cash and cash equivalents on hand as of September 30, 1997, will be adequate to meet its capital needs for at least the next four months. The Company's current operating plan shows that at the end of such four-month

                                   SCOOP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


period, the Company will require substantial additional capital. The Company requires additional capital to fund its operations, continue research and development programs, and commercialize any additional products that may be developed. The Company is in the process of seeking additional capital. There can be no assurance, however, that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and nine months ended September 30, 1996 and 1997, the amount reported as net loss per common share is not materially different than would have been reported for basic and diluted loss per common share in accordance with SFAS No. 128.

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

Additionally, in February 1997, two separate individuals each loaned $75,000 to the Company in exchange for the Company's promissory notes. The borrowings were unsecured, accrued interest at

                                   SCOOP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.75% and matured at the earlier of March 31, 1997, or upon the completion of an initial public offering. In April 1997, the Company repaid both bridge notes in full from the proceeds of its initial public offering.

5.    FACILITY LEASE AGREEMENT

In August 1997, the Company entered into a new non-cancelable operating lease for its principal facility which extends through September 2000. The Company will incur lease payments aggregating approximately $924,800 over the 36 month term of the lease. The Company vacated its prior facility and moved into its new principal facility in October 1997.

During the three months ending September 30, 1997, the Company recorded a reserve equal to the net present value of the remaining lease payments required under the vacated building lease and wrote off the net book value of the leasehold improvements of the vacated facility. The aggregate costs associated with vacating the facility totaled $330,700 and has been recorded as other expense in the accompanying statements of operations. The Company is in the process of trying to sublease the vacated facility or find a third party to assume the Company's obligations under the lease agreement covering the vacated facility.

6.    SUBSEQUENT EVENT

     In October 1997, the Company obtained a $500,000 equipment lease line of credit ("Lease Line"). The Company intends to use the Lease Line to finance its capital equipment purchases for the remainder of 1997 and to finance a portion of amounts previously expended on capital equipment purchases under a sales leaseback arrangement. Borrowings under the Lease Line will be for terms of up to 30 months, will bear interest at 8.25% and will require a cash security deposit equal to 25% of the equipment cost. The lease line will be secured by the capital equipment being financed. The Lease Line is available through October 1998, subject to certain conditions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and nine months ended September 30, 1996 and 1997 should be read in conjunction with the Company's Form SB-2 Registration Statement (file no. 333-15129) declared effective by the SEC on April 9, 1997.

GENERAL

Scoop, Inc. is in the business of providing information products and services to businesses. In September 1997, the Company launched its first Scoop!-TM-online information service. Scoop! Direct is an Internet and e-mail based business information service designed to enable customers to efficiently satisfy their daily information needs. The Company currently intends to launch an expanded service early in 1998. The successful development and release schedules for future Scoop! services are subject to potential delay and other risks inherent in the development of technology-related services and products. A number of factors may affect the Company's ability to launch the enhanced version of the Scoop! service on the schedule described in the foregoing forward-looking statements, including, without limitation, the Company's ability to successfully develop enhancements to its Scoop! SmartGuide technology such that the technology actually performs as conceptualized and designed, and to achieve market acceptance of the Scoop! service. For a more detailed description of these factors, see "Risk Factors -- Failure to Develop Service or Obtain Market Acceptance," " -- Dependence on Potential Strategic Distribution Partners," "--Established Competitors and Intense Competition," and "-- Risk of Technological Change and Evolving Industry Standards" in the Company's Form SB-2 Registration Statement. There can be no assurance that the Company will be successful in its efforts to market Scoop! Direct or develop and market the Web-based version of the Scoop! service.

As part of its strategy to deliver relevant information to business professionals, the Company announced on October 22, 1997, a distribution relationship with Netscape-Registered Trademark- Communications Corporation to provide Scoop! Direct through the Netscape In-Box Direct program. The Company believes that this relationship will help to facilitate broad exposure of the Scoop! Direct service to business professionals. The Company views this relationship as a key to the initiation of its corporate and small-business sales efforts being implemented in the fourth quarter.

The Company's Media Services group designs and markets a line of business information products consisting of customized media reprints and framed layouts of articles from newspapers, magazines and on-line publications. Scoop Media Services leverages exclusive reprint relationships with key business publications including "Investor's Business Daily", "Orange County Business Journal", and "The Motley Fool" as well as non-exclusive working relationships with numerous other publications. Substantially all of the Company's net sales to date have been generated by the Scoop Media Services product line.

In April 1997, the Company completed its initial public offering of common stock. The Company sold 1,657,050 shares of common stock at $4.50 per share, including shares sold upon the exercise of the underwriters' over-allotment option, resulting in net proceeds to the Company of approximately $5.8 million. The Company has used a substantial portion of the net proceeds from the offering for expenses relating to the development and launch of the Scoop! service.

In November, the Company began to implement a series of cost-cutting measures to reduce the Company's operating expenses. These actions included reductions in contracted services as well as internal headcount and were targeted to reduce expenditures primarily in operations, marketing, and administrative areas.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales for the three and nine month periods ended September 30, 1996 and 1997.


                                                       THREE MONTHS                    NINE MONTHS
                                                    ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                  -----------------------          --------------------
                                                   1996             1997            1996        1997
                                                  ------           ------          ------      ------
Net sales. . . . . . . . . . . . . . . . . . .     100.0%           100.0%          100.0%      100.0%
Cost of sales. . . . . . . . . . . . . . . . .      74.3%            53.6%           58.7%       51.1%
                                                  ------           ------          ------      ------
  Gross profit . . . . . . . . . . . . . . . .      25.7%            46.4%           41.3%       48.9%

Operating expenses:
 Research and development. . . . . . . . . . .      37.9%           153.6%           42.2%      109.3%
 Selling and marketing . . . . . . . . . . . .      21.7%            57.2%           19.3%       44.0%
 General and administrative. . . . . . . . . .     200.6%            97.8%          122.6%       99.9%
 Other expense . . . . . . . . . . . . . . . .                       62.4%                       22.2%
                                                  ------           ------          ------      ------
                                                   260.2%           371.0%          184.1%      275.4%

Operating loss . . . . . . . . . . . . . . . .    (234.5)%         (324.6)%        (142.8)%    (226.5)%
Interest income (expense), net . . . . . . . .       2.6%             8.4%           (2.4)%       3.7%
Loss before provision for income taxes . . . .    (231.9)%         (316.2)%        (145.2)%    (222.8)%
Provision for income taxes . . . . . . . . . .       0.2%                             0.2%        0.1%
                                                  ------           ------          ------      ------
Net loss . . . . . . . . . . . . . . . . . . .    (232.1)%         (316.2)%        (145.4)%    (222.9)%
                                                  ------           ------          ------      ------
                                                  ------           ------          ------      ------

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NET SALES. Net Sales increased 60.0% in the three months ended September 30, 1997 to $530,100 from $331,400 in the comparable 1996 period. The growth in net sales was principally driven by the Company's focused efforts to expand sales of reprints from its Scoop Media Services product line. The Company has focused its sales efforts on reprints because the Company believes that there is a larger market for reprints with a higher growth potential than there is for the other products marketed by Scoop Media Services.

     Net sales of reprints increased 101.1% in the three months ended September 30, 1997 to $416,500 from $207,100 in the comparable 1996 period. This growth resulted primarily from increased sales generated through the Company's relationship with "Investor's Business Daily" ("IBD"). The Company has been the exclusive provider of content reprints for IBD since August 1995 and derived approximately 67.7% of total net sales for the three months ended September 30, 1997 from the sale of reprints of IBD content.

     The Company began marketing the Scoop! information service with the launch of Scoop! Direct in September, 1997. Currently, Scoop! Direct customers receive a 14-day free-trial as part of the marketing program to promote the new service. As a result, initial sales are expected to occur when customers move out of the promotional program in the fourth quarter of 1997. However, there can be no assurance that these sales will occur.

     COST OF SALES. Cost of sales increased 15.3% in the three months ended September 30, 1997 to $283,900 from $246,200 in the comparable period in 1996. The increase in cost of sales was primarily driven by higher royalty fees and production costs associated with the growth of reprint sales. Overall, gross profits from the sale of Scoop! Media products increased by $161,000 in the three months ended September 30, 1997 compared to the same period in 1996.

     Cost of sales consists primarily of the production costs, subscriptions, shipping and various usage, permission, and royalty fees arising from the reproduction of printed and electronic content for the media products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses increased 547.6% in the three months ended September 30, 1997 to $814,000 from $125,700 in the comparable 1996 period. The increase in R&D expenses was primarily driven by additional development team staffing and license fees and other costs associated with software licensed from third parties, all related to the Scoop! SmartGuide technology. Also driving the increase in R&D expenses is the creation of the operations data center to support the Scoop! service; operations data center expenses include the cost of networking, telecommunications, computer equipment, and computer operators. Beginning in the fourth quarter of 1997, operations data center expenses will be included as part of cost of sales to coincide with the launch of the Scoop! service. R&D expenses are expected to continue to increase during 1997 as the Company continues development of new Scoop! information service products and expects to expand the customer base of the Scoop! service.

     R&D expenses in the 1997 and 1996 periods also include the cost of content acquisition from UMI Company ("UMI"), the Company's principal content supplier for the Scoop! service, and a prior content supplier for the purpose of developing the Scoop! SmartGuide technology. Expenses for content acquisition in the three months ended September 30, 1997 were $74,800 versus $62,500 in the comparable 1996 period. In October 1996, the Company signed a content agreement with UMI. Costs for UMI content have been incurred as R&D expense up to the launch of the Scoop! service. Beginning in the fourth quarter of 1997, these costs will be included as part of cost of sales. The 1997 contractual minimums with UMI are approximately $296,000.

     The license fees and certain costs associated with software licensed from third parties for the development of the Scoop! SmartGuide technology are being expensed over the term of the applicable license agreement.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 321.3% in the three months ended September 30, 1997 to $303,300 from $72,000 in the comparable 1996 period. The increase was driven by increased sales and marketing headcount and marketing expenses related to the September free trial period of the Scoop! Direct service including advertising and marketing promotional materials. Selling and marketing expenses are expected to continue to increase during 1997 as the Company increases its sales and marketing efforts relating to the Scoop! service.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses decreased 21.9% in the three months ended September 30, 1997 to $519,000 from $664,600 in the comparable 1996 period. The decrease in G&A expenses was primarily attributable to decreases in bad debt, professional accounting and legal service fees, and warrant-related compensation expense which more than offset the increases in salary resulting from the expansion of the management team.

     The Company implemented cost-cutting measures in November 1997 aimed at further reductions to G&A expenses.

     OTHER OPERATING EXPENSES. Other operating expenses were reported in the three months ended September 30, 1997 totaling $330,700; no expenses were reported in the comparable period for 1996. The expense reflects the net present value of the remaining lease payments and the net book value of the leasehold improvements of the company's vacated facility.

     INTEREST INCOME (EXPENSE). Interest income, net of interest expense, was $44,500 for the three months ended September 30, 1997 compared to $8,600 of interest income, net of interest expense, in the comparable 1996 period. Net interest income in the 1997 period was primarily attributable to the Company having interest bearing assets as a result of its initial public offering.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NET SALES. Net Sales increased 52.5% in the nine months ended September 30, 1997 to $1,492,100 from $978,400 in the comparable 1996 period. The growth in net sales was principally driven by the Company's focused efforts to expand sales of reprints from its Scoop! Media Services product line.

     Net sales of reprints increased 69.1% in the nine months ended September 30, 1997 to $1,134,600 from $671,100 in the comparable 1996 period. This growth resulted primarily from increased sales generated through the Company's relationship with IBD. The Company derived approximately 58.5% of total net sales for the nine months ended September 30, 1997 from the sale of reprints of IBD content.

     No sales have been reported from the Company's Scoop! Direct information service launched in September 1997. Sales commenced in the fourth quarter of 1997.

     COST OF SALES. Cost of sales increased 32.8% in the nine months ended September 30, 1997 to $762,400 from $574,000 in the comparable period in 1996. The increase in cost of sales was primarily driven by higher royalty fees and production costs associated with the growth of reprint sales. Overall, gross profits from the sale of Scoop! Media products increased by $325,300 in the nine months ended September 30, 1997 compared to the same period in 1996.

     RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased 294.9% in the nine months ended September 30, 1997 to $1,630,500 from $412,900 in the comparable 1996 period. The increase in R&D expense was primarily driven by additional development team staffing, license fees and other costs associated with software licensed from third parties and increased utilization of third party design services, all related to the Scoop! SmartGuide technology. Initiation of the Scoop! data center also contributed to the increase of R&D expenses in 1997. R&D expenses are expected to continue to increase during 1997 as the Company continues development of the Scoop Smart Guide technology and the Scoop! service.

     R&D expenses for content acquisition in the nine months ended September 30, 1997 were $164,300 versus $187,500 in the comparable 1996 period.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 247.3% in the nine months ended September 30, 1997 to $656,800 from $189,100 in the comparable 1996 period. The increase was driven by increased sales and marketing headcount and marketing expenses related to the September launch of the Scoop! service including advertising and marketing promotional materials as well as increased commissions earned by sales staff due to the growth in net sales of Scoop Media Services. Selling and marketing expenses are expected to continue to increase during 1997 as the Company increases its sales and marketing efforts relating to the Scoop! service.

     GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses increased 24.3% in the nine months ended September 30, 1997 to $1,491,000 from $1,199,900 in the comparable 1996 period. The increase in G&A expenses was primarily attributable to additional salary expenses resulting from the expansion of the management team, recruiting fees relating to the Company's hiring activities and various costs associated with being a public company, including directors and officers insurance.

     OTHER OPERATING EXPENSES. Other operating expenses were reported in the nine months ended September 30, 1997 totaling $330,700; no expenses were reported in the comparable period for 1996. The expense reflects the net present value of the remaining lease payments and the net book value of the leasehold improvements of the company's vacated facility.

     INTEREST INCOME(EXPENSE). Interest income, net of interest expense, was $55,400 for the nine months ended September 30, 1997 compared to $23,600 of interest expense for the comparable 1996 period. Net interest income in the 1997 period was primarily attributable to the Company having interest bearing assets as a result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations primarily through private and public sales of common stock and has supplemented such funds with borrowings. During the nine months ended September 30, 1997, the Company used approximately $3.1 million in operating cash flows, primarily to fund the Scoop! SmartGuide technology development activities and additional expenses, including those resulting from the expansion of the management, development, operations and marketing teams during the past 9 months. Cash provided by financing activities in the nine months ended September 30, 1997 totaled approximately $6.0 million, principally reflecting the proceeds from the Company's initial public offering which was completed in April 1997. The Company has used a substantial portion of the proceeds from the initial public offering for the development of the Scoop! Smart Guide technology, sales and marketing expenses relating to the Scoop! service, the acquisition of capital equipment and the initiation of the Scoop! operations center. The Company also had used proceeds from the initial public offering to repay indebtedness aggregating $450,000. The Company had approximately $2.7 million in cash and cash equivalents at September 30, 1997.

     The Company also has used equipment leases and debt instruments to finance a portion of its purchases of capital equipment, and at September 30, 1997 had obligations of approximately $126,700 incurred in connection with these purchases. During the nine months ended September 30, 1997, the Company expended $440,200 on purchases of capital equipment. Capital requirements for the remainder of 1997 are currently expected to be approximately $250,000, primarily consisting of computer equipment required to support development of the Scoop! SmartGuide technology and to run the Scoop! service.

     In October 1997, the Company obtained a $500,000 equipment lease line of credit ("Lease Line"). The Company intends to use the Lease Line to finance its capital equipment purchases for the remainder of 1997 and to finance a portion of amounts previously expended on capital equipment purchases under a sale leaseback arrangement. Borrowings under the Lease Line will be for terms of up to 30 months, will bear interest at 8.25% and will require a cash security deposit equal to 25% of the equipment cost. The lease line will be secured by the capital equipment being financed. The Lease Line is available through October 1998, subject to certain conditions.

     In October 1996, the Company entered into a license agreement with UMI which gives the Company the right to resell content from news and information sources through the Scoop! service. The Company will incur minimum royalty payments under the UMI license agreement of approximately $296,000 in 1997 and $570,000 in 1998.

     In August 1997, the Company entered into a three-year lease agreement for its principal facility. The term of the lease began in September 1997. The Company will incur minimum payments under the lease of approximately $105,000 in 1997 and $362,000 in 1998.

     Through September 30, 1997, the Company has incurred significant operating losses and expects significant additional losses in the future.
The Company's ability to continue as a going concern is dependent upon future events, including the successful development and market acceptance of its Scoop! service and its ability to secure additional sources of financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that cash and cash equivalents on hand as of September 30, 1997, will be adequate to meet its capital needs for at least the next four months. The Company's current operating plan shows that at the end of such four-month period, the Company will require substantial additional capital. The Company requires additional capital to fund its operations, continue research and development programs, and commercialize any additional products that may be developed. The Company is in the process of seeking additional capital. There can be no assurance, however, that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issues SFAS No. 130. "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive incomes to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's consolidated financial position or results of operations.

     In June 1997, FASB issues SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal period beginning after December 15, 1997. The Company does not believe that the adoption of SFAS 131 will have a significant impact on the presentation of its financial statements.

PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

     (c) During the three months ended September 30, 1997, the Company issued 25,000 shares of common stock in connection with the exercise of an employee stock option. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 701.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          3.1     Certificates of Incorporation of Scoop, Inc.*
          3.2     Bylaws of Scoop, Inc.*
          4.1     Form of Common Stock Certificate*
          4.2     Form of Representative Warrant*
          4.3     Form of Consultant Warrant*
          4.4     Warrant Dated October 18, 1996 issue to Bell & Howell*
          4.5     Form of Subscription Supplement and Registration Rights
                  Agreement*
          4.6     Form of Lock-up Agreement*
          10.13 Lease dated August 6, 1997 between The Irvine Company and Scoop, Inc.
          11.1    Computation of Net Loss Per Common Share
          27.1    Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.
-----------------------
* Incorporated by reference to the corresponding numbered exhibit included in the Company's Registration Statement on Form SB-2 (file no. 333-15129)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: November 12, 1997           /s/ Mark Davidson
                                       -------------------------------
                                       Mark Davidson
                                       President and Chief Financial Officer
                                       (authorized officer and principal
                                         financial and accounting officer)