Form 10KSB
period 1997-12-31
SCOOP INC/DE
filed 1998-03-31
CIK 1025315

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549
                               _________________

                                  FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 0-22281

                                  SCOOP, INC.
            (Exact name of Registrant as specified in its Charter)

             DELAWARE                            33-0726608
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

                              2540 REDHILL AVENUE
                             SANTA ANA,  CA  92705
                   (Address of principal executive offices)

                                 714-225-6000
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      TITLE OF EACH CLASS:         NAME OF EACH EXCHANGE ON WHICH REGISTERED:

  Common Stock, $.001 Par Value                Nasdaq SmallCap Market


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                               Yes /X/   No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [ X ].

   For the Fiscal Year Ended December 31, 1997, the Registrant's revenues were $2,037,900.

   The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 10, 1998, computed by reference to the closing sale price of such stock on the Nasdaq SmallCap Market, was approximately $4,063,242.

   At March 10, 1998, Registrant had 5,501,214 shares of Common Stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.


===============================================================================

WHEN USED HEREIN, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALTHOUGH SCOOP, INC. BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT.
 SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD
UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, PROJECTED OR EXPECTED. AMONG THE KEY FACTORS THAT MAY HAVE A DIRECT BEARING ON THE COMPANY'S OPERATING RESULTS ARE THOSE LISTED IN THE SECTION TITLED "RISK FACTORS" IN PART I HEREOF.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

   Scoop, Inc. ("Scoop" or the "Company") is engaged in the business of obtaining information content from third party providers and delivering the content to customers in customized hard copy format through its Scoop Media Services business and via the Internet through its Scoop Information Services business.

   Scoop Media Services is engaged in the business of selling custom-designed reprints and framed wall displays of published articles from newspapers, magazines and on-line publications. Scoop Media Services is currently the exclusive provider of reproduction and reprint services for INVESTOR'S BUSINESS DAILY, American City Business Journals and several other publications. Scoop Media Services also sells reprints of news articles on a non-exclusive basis for approximately 24 other publications. Scoop Media Services products generated net sales of approximately $968,900 in 1995, $1.4 million in 1996, and $2.0 million in 1997. Currently, the Company derives all of its sales from the Scoop Media Services division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Scoop Information Services is a provider of personalized news services
designed to meet the needs of business professionals.   On September 15, 1997
the Company launched its first Internet service, "SCOOP! DIRECT." Due to the availability of several competitive products, the Company began work on an upgraded version of SCOOP! DIRECT immediately following the September 15, 1997 product launch. This upgrade was introduced February 2, 1998 and was called "INTELLISEARCH." The Company used substantially all of the proceeds from its April 1997 initial public offering for the development of SCOOP! DIRECT and INTELLISEARCH, capital equipment acquisitions and other operations costs related to the services and on sales and marketing efforts associated with the launch of the services. Unfortunately, Scoop has not been able to generate revenue from these services or raise additional capital to continue to fund the marketing and distribution of these services, nor has it been able to find a strategic investor to provide such additional capital. Consequently, in February 1998, the Company's Board of Directors voted to stop development of SCOOP! DIRECT and INTELLISEARCH, lay off all staff assigned to SCOOP! DIRECT and INTELLISEARCH and seek a buyer for Scoop Information Services. There can be no assurance that the Company will be successful in selling Scoop Information Services on favorable terms or at all.

THE COMPANY'S HISTORY

   The Company commenced business operations in May 1990. The Company's original business focused on the sale of media products promoting the re-use or re-sale of articles published in business or financially-oriented newspapers, trade and consumer magazines and other periodicals. The Company's Scoop Media Services products currently include customized media reprints of published articles and FAMEFRAME wall displays depicting articles or cover pages from publications.

   In late 1993, the Company formed its Scoop Information Services division which introduced business information products. This portion of the Company's business originally involved the distribution of business information electronically to customers by means of direct broadcast facsimile and a private electronic mail, or e-mail, system. The Company's first such product, MEDIAALERT, was introduced in late 1993. The Company introduced a second product, HEALTHALERT, in mid-1994, focusing on medical device manufacturers and the pharmaceutical industry.

   The Company soon realized that its direct broadcast facsimile and private e-mail delivery systems inevitably led to "information overload" on the part of its customers and, as a result, ceased providing such earlier generation business information products and commenced the development of technology for its information services. The Company has spent approximately $3.5 million since 1994 developing its on-line information services. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

   In 1996, the Company began developing a web-accessible, personalized news service designed to meet the needs of business professionals. The Company launched its first Internet service, "SCOOP! DIRECT," in September 1997 and an upgraded version called "INTELLISEARCH" in February 1998. Due to a lack of capital resources, the Company's Board of Directors voted in February 1998 to stop development and marketing of SCOOP! DIRECT and INTELLISEARCH effective February 12, 1998 and to actively seek a buyer for Scoop Information Services.

PRODUCTS AND SERVICES

     SCOOP MEDIA SERVICES. Scoop Media Services specializes in converting published articles from newspapers, magazines and on-line publications into high-quality promotional tools to help businesses successfully promote their products and services. Through relationships with approximately 24 publications throughout the United States, Scoop Media Services provides custom-designed article reprints in hardcopy format, custom-designed article reprints in an Internet-compatible format for Web posting and framed promotional displays of printed articles.

     SCOOP! DIRECT AND INTELLISEARCH. Through SCOOP! DIRECT and
INTELLISEARCH, the Company offers customers access to full-text articles from 1500 news and information sources, including well-recognized publications such as THE WASHINGTON POST, FORBES, THE ECONOMIST and AMERICAN BANKER

   Due to the unavailability of capital required for effective marketing and distribution, Scoop has been unable to continue to market and distribute SCOOP! DIRECT and INTELLISEARCH and instead is now actively searching for a purchaser of the services.

SALES AND MARKETING STRATEGY

   The Scoop Media Services business has a four person outbound telemarketing team that actively solicits sales from companies that are the subject of favorable news and media coverage. The Scoop Information Services business discontinued sales and marketing efforts effective in February 1998 due to a lack of capital.

RELATIONSHIP WITH CONTENT PROVIDERS

   The Company's Scoop Media Services division has exclusive agreements with seven publishers to produce and market media reprint products. One such exclusive content provider, INVESTOR'S BUSINESS DAILY, presently accounts for approximately 45.8% of the Company's annual revenue. Scoop Media Services also markets reprints from many other publications on a non-exclusive basis. The Company generally pays publishers a percentage royalty or a flat fee for publication content.

COMPETITION

   Scoop Media Services competitors generally fall into two categories. The first of these is reprint service providers, which directly compete with Scoop Media Services for exclusive publisher reprint contracts and for individual reprint projects. The two largest of these competitors are Reprint Management Services and Reprint Services. The second category of competitors is in-house reprint departments of certain publishers. These in-house operations typically handle the majority of their publication's reprint requests, but do not actively pursue reprint projects unrelated to their publication.

TRADEMARKS AND PROPRIETARY RIGHTS

   The Company has relied, and intends to continue to rely, upon trademark and copyright law and trade secret protection. In addition, the Company relies on confidentiality and/or license agreements with its employees, strategic partners and others to protect its proprietary rights. The Company has registered its FAMEFRAME trademark in the United States. There can be no assurance that the steps taken, and anticipated to be taken, by the Company to protect its intellectual property rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, tradenames, trade secrets, patents (if any) and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

GOVERNMENT REGULATION

   The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to business generally.

EMPLOYEES

   As of March 1, 1998, the Company employed a total of 14 persons, including four in sales and marketing, six in layout and operations and four in general and administrative functions. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

RISK FACTORS

   In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial results of the Company are subject to the risks described below.

     ABILITY TO CONTINUE AS A GOING CONCERN. The Company reported net losses of approximately $602,700, $2,168,900, and $5,048,500 for 1995, 1996 and
1997, respectively. In addition, at December 31, 1995, 1996, and 1997 the Company had an accumulated deficit of approximately $928,900, $3,374,100, and $8,480,000, respectively, and stockholder equity (deficit) of approximately ($914,400), ($2,453,500), and $946,600, respectively. In light of the
Company's financial condition, the Company's ability to continue as a going concern is dependent upon future events, including the profitability of its Scoop Media Services business and its ability to secure additional sources of financing. The Company's independent auditor has stated in its opinion that these factors raise substantial doubt about the Company's ability to continue as a going concern.

     NEED FOR FUTURE FINANCING. The Company estimates that its current financial resources will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements for the first four months of 1998. The Company's operating plan anticipates that at the end of April 1998, the Company will likely require substantial additional capital. Thereafter, the Company may be required from time to time to seek additional financing to fund operating losses and finance its business strategy, including product development, expansion of sales and marketing and capital expenditures. The Company may attempt to meet its capital requirements by incurring indebtedness, issuing debt or selling assets, including its Scoop Information Services division. There can be no assurance, however, that funds will be available on terms favorable to the Company, that such funds will be available when needed, or that the Company will have adequate cash flows from operations for such requirements. Incurrence of debt or issuance of equity securities could have an adverse effect on the price of the Common Stock, could restrict the Company's ability to pay dividends and could result in further dilution to existing investors.

     COMPETITION. The reprint business in which the Company's Scoop Media Services unit competes is highly competitive. The Company competes for exclusive reprint contracts and for individual reprint projects with other reprint service providers, including Reprint Management Services and Reprint Services. In addition, the Company competes for reprint projects with in-house reprint departments of certain publishers. There can be no assurance that the Company will be able to compete successfully with its existing and future competitors.

     DEPENDENCE UPON INVESTOR'S BUSINESS DAILY. The Company presently derives paproximately 45.8% of its annual net sales from the sale of Scoop Media Services products and services through its relationship with INVESTOR'S BUSINESS DAILY. In March 1998, the Company entered into a new one year distribution agreement with INVESTOR'S BUSINESS DAILY. If the agreement between the Company and INVESTOR'S BUSINESS DAILY is terminated or the sales generated through such relationship otherwise materially decrease, there is no assurance that the Company will be able to replace lost revenue from Scoop Media Services, which would have a material adverse effect upon the Company's business, results of operations and financial condition.

     MAINTENANCE CRITERIA FOR NASDAQ LISTING OF COMMON STOCK; RISKS OF LOW-PRICED SECURITIES. The Common Stock has been trading on The Nasdaq SmallCap Market. To maintain inclusion on The Nasdaq SmallCap Market, the Company's Common Stock must continue to be registered under Section 12(g) of the Exchange Act, and the Company must continue to have (i) net tangible assets of at least $2,000,000 or net income of at least $500,000 in two of the three previous years or market capitalization of at least $35,000,000,
(ii) a public float of at least 500,000 shares with a market value of at least $1,000,000, (iii) at least 300 stockholders, (iv) a minimum bid price of $1.00 per share and (v) at least two market makers. Unless the price of the Company's Common Stock and the Company's financial condition improve from their current state, the Company is at risk of being delisted from the Nasdaq SmallCap Market. If the Company fails to maintain Nasdaq SmallCap Market listing, the market value of the Common Stock would likely decline.

   If the Common Stock ceases to be included on the Nasdaq SmallCap Market, the Common Stock could become subject to rules adopted by the Securities and Exchange Commission (the "Commission") regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided). The penny stock rules require a broker-dealer, prior to engaging in a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in a writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to these penny stock rules.


   POSSIBLE ADVERSE EFFECT OF FUTURE SALES OF SECURITIES ON MARKET PRICE. The availability for public sale of additional shares of Common Stock could have a material adverse effect on the price of and any market for the Common Stock. As of March 10, 1998, there were 5,501,214 shares of Common Stock outstanding, excluding 2,077,054 shares underlying warrants and options. In addition, the Company may issue additional Common Stock or preferred stock or other securities convertible into Common Stock in connection with future financing transactions or acquisitions, which issuance could have a material adverse effect on the market price of the Common Stock.

   Of the 5,501,214 shares outstanding as of March 10, 1998, 2,716,148 shares were registered under the Securities Act in connection with the Company's initial public offering and are therefore freely tradeable without further registration following the expiration or termination of any "lock-up" agreements unless owned by an "affiliate" of the Company. The Company also has granted certain registration rights with respect to the Common Stock underlying all of the Company's outstanding warrants and intends to register the resale of the Common Stock underlying the options granted under the Company's Stock Incentive Plan. Approximately 2.3 million outstanding shares of Common Stock are "restricted securities" as defined in Rule 144 under the Securities Act and may not be sold unless registered under the Securities Act or sold pursuant to an exemption therefrom. Substantially all of the shares of Common Stock which are "restricted securities" have satisfied the holding period under Rule 144.

   Approximately 1.1 million of the registered shares of Common Stock and approximately 2.1 million restricted shares of Common Stock are subject to lock-up agreements which prohibit the holder from transfering the shares without the prior written consent of Shamus Group, Inc., the managing underwriter for the Company's initial public offering. These lock-up agreements expire on April 8, 1998. Accordingly, on April 9, 1998, approximately 3.2 million shares will be released from the lock-up restrictions and available for trading. Sales of these shares could adversely affect prevailing market prices for the Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

   The Company presently leases approximately 6,400 square feet of office space in Santa Ana, California. The lease rate for the Company's Santa Ana office space is currently $7,607 per month with certain increases over time. The lease expires in September 2000.

   In August 1997, the Company entered into a non-cancelable lease of office space in Irvine, California. The initial lease rate for the Irvine facility was $24,572 per month, and the initial termination date of the lease was September 2000. The Company vacated the Irvine facility in February 1998 and is currently negotiating a termination of the lease with its landlord.

ITEM 3.  LEGAL PROCEEDINGS

   On February 6, 1998, Marc Levin and Arnold H. Simon, two of the Company's stockholders, filed an action against the Company, as well as The Boston Group, L.P. ("Boston Group") and Shamus Group, Inc., ("Shamus"). Boston Group acted as the dealer-manager in the Company's private equity offering in May 1996, and Shamus served as the managing underwriter in the Company's initial public offering in April 1997. The complaint alleges, among other things, that the Company "intentionally interfered" with the plaintiffs' economic advantage by "conspiring" with Boston Group to arrange for the withdrawal of an alleged consent given to plaintiffs by Shamus concurrently with the Company's initial public offering in which plaintiffs were released from lock-up provisions contained in the private offering documents. The complaint seeks compensatory damages and exemplary damages against the Company, Boston Group and Shamus, as well as declarative and injunctive relief against Shamus. The Company intends to vigorously defend itself against these charges.

   On February 26, 1998, The Irvine Company filed a complaint against the Company alleging, among other things, that the Company breached the lease agreement between the Company and The Irvine Company dated August 6, 1997 (the "Irvine Lease"). The complaint seeks compensatory damages against the Company. The Company is currently negotiating a settlement with The Irvine Company with respect to this matter.

   Except as described above, there are no material legal proceedings pending or, to the knowledge of management, threatened against Scoop.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The common stock of the Company commenced trading on April 9, 1997 on the Nasdaq SmallCap Market under the symbol "SCPI". The following table sets forth for the fiscal periods indicated the high and low closing prices for the Common Stock as reported by Nasdaq.

                                                                  1997
                                                            ------------------
                                                            HIGH          LOW
                                                            -----        -----
      Quarter Two (Commencing April 9, 1997)                  $7         $4 1/4
      Quarter Three                                            5 1/6      2 21/32
      Quarter Four                                             5 1/8      0 3/4

   As of March 25, 1998, there were approximately 270 holders of record of the Company's Common Stock. The Company does not intend to declare any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

   Since the Company began operations in May 1990, it has provided publishing services while also developing its information service business. The Company's Scoop Media Services unit sells custom-designed reprints and framed wall displays of published articles from newspapers, magazines and on-line publications. Prior to February 1998, the Company's Scoop Information Services division was developing a web-accessible personalized news service design to meet the needs of business professionals.

   The Scoop Media Services business information product line has generated substantially all of the Company's net sales to date. In 1997, the Company focused its sales efforts on the growth of the reprint business. In line with this focus, the Company has entered into exclusive contracts with seven publishers, including INVESTORS BUSINESS DAILY and American City Business Journals, to produce and market reprint products from such publications. The Company intends to attempt to further increase its sales of media reprints through the addition of new contractual relationships.

   The Company initiated development of its Scoop Information Services division technology in early 1994. These efforts were principally financed through contributions by the Scoop Media Services business in 1994 and 1995. In the first half of 1996, the Company completed various rounds of private funding. The private placements completed in April through July 1996 netted the Company approximately $1.4 million and enabled the Company to accelerate its pace of investment in the Scoop Information Services business. Since 1994, the Company has invested approximately $3.5 million in the development of the its two on-line news services, SCOOP! DIRECT and INTELLISEARCH including expenditures in development expenses, capital equipment, and content acquisition.

   Due to a lack of capital resources, the Company's Board of Directors voted to stop development and marketing of SCOOP! DIRECT and INTELLISEARCH and the related technology in February 1998 and to actively seek a buyer for Scoop Information Services.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated, certain financial data as a percentage of total net sales for the fiscal years ended December 31, 1996 and 1997.

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                              1996          1997
                                                             -------        ------
Net sales                                                     100.0%         100.0%
Cost of sales                                                  59.7%          53.0%
                                                             -------        ------
  Gross profit                                                 40.3%          47.0%
Operating expenses:
  Research and development                                     43.1%         125.1%
  Sales and marketing                                          28.4%          49.7%
  General and administrative                                  122.2%         104.9%
  Other operating expenses                                      0.0%          19.0%
                                                             -------        ------
    Total operating expenses                                   193.7%         298.8%
                                                             -------        ------
Operating loss                                               (153.4)%       (251.8)%
Interest expense                                                1.9%          (4.1)%
                                                             -------        ------
Loss before provision for income taxes                       (155.3)%       (247.7)%
Provision for income taxes                                      0.1%           0.1%
                                                             -------        ------
Net loss                                                     (155.4)%       (247.8)%


YEAR ENDED DECEMBER 31, 1997, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     NET SALES. Net sales increased 46.0% for the year ended December 31, 1997 to $2,037,900 from $1,395,900 in the year ended December 31, 1996. The
Company continued sales efforts on the growth of the Scoop Media Services product line while introducing the SCOOP! DIRECT service in September 1997. Net sales from Scoop Media Services accounted for effectively all of the Company's net sales for 1997.

   Net sales from the Company's new product line, SCOOP! DIRECT, totaled $3,000 for the year ended December 31, 1997. No net sales are expected in 1998 from Scoop Information Services as the Company decided to lay off sales and engineering staff and stop developing its Scoop Information Services in February 1998. The Company has announced plans to seek partners or a buyer for Scoop Information Services.

   Net sales of the Scoop Media Services product line increased 45.8% for the year ended December 31, 1997 to $2,034,900 from $1,395,900 in the year ended December 31, 1996. The growth in net sales was principally driven by the Company's focused efforts to expand sales of reprints. Net sales of reprints increased 68.9% for the year ended December 31, 1997 to $1,575,400 from $932,600 in the year ended December 31, 1996. This growth in reprint sales resulted primarily from the increased sales generated through the Company's relationship with INVESTOR'S BUSINESS DAILY and expansion of reprint sales from non-exclusive publication relationships. The Company has been the exclusive provider of content reprints for INVESTOR'S BUSINESS DAILY since August 1995 and derived approximately 45.8% of total net sales for the year ended December 31, 1997 from the sale of reprints of INVESTOR'S BUSINESS DAILY content.

     COST OF SALES. Cost of sales increased 29.7% for the year ended December 31, 1997 to $1,080,800 from $833,200 in the year ended December 31, 1996. The increase in cost of sales was primarily driven by higher royalty fees and production costs associated with the growth of reprint sales. Overall, gross profits increased $394,400 for the year ended December 31, 1997 compared to the same period of 1996.

   Cost of sales consists primarily of the production costs, subscriptions, shipping and various usage, permission, and royalty fees arising from the reproduction of printed and electronic content for the Scoop Media Services' product line.

   Costs for the operation of Scoop Information Services were included in research and development expense for the years ended December 31, 1997 and 1996.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses increased 323.5% for the year ended December 31, 1997 to $2,548,500 from $601,700 in the year ended December 31, 1996. The increase in R&D expenses was primarily driven by additional development team staffing, technology license fees, and the creation of the Scoop Information Services operations center.

   R&D expenses in the 1997 and 1996 periods also include the cost of content acquisition from UMI Company ("UMI"), the principal content supplier of Scoop Information Services, and a prior content supplier for the purpose of developing Scoop Information Services technology. Expenses for content acquisition in the year ended December 31, 1997 were $164,000 versus
$269,800 in the comparable 1996 period. In October 1996, the Company signed a content agreement with UMI. Costs for UMI content have been incurred as R&D expense in 1996 and 1997.

   The license fees and costs associated with software licensed from third parties for the development of the Company's information service have all been expensed.

   Also driving the increase in R&D expenses was the creation of the Scoop Information Services operations data center. Operations data center expenses include the cost of networking, telecommunications, computer equipment, and computer operators.

   In February 1998, the Company decided to significantly reduce R&D expenses as a result of the decision to discontinue the marketing and development of Scoop Information Services.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 155.5% for the year ended December 31, 1997 to $1,013,000 from $396,500 in the year ended December 31, 1996. The increase was driven by increased sales and marketing activity related to the launch of SCOOP! DIRECT. Also contributing to the sales and marketing cost increase in 1997 was the addition of a direct corporate sales force focused on SCOOP! DIRECT.

   Scoop Media Services sales and marketing expenses increased with the higher sales volumes; sales commissions and marketing expenses were higher as sales increased and the Company introduced new promotion materials.

   The Company's February 1998 decision to discontinue the Scoop Information Services business resulted in the elimination of sales and marketing positions directly related to that business.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses increased 25.0% for the year ended December 31, 1997 to $2,137,700 from $1,710,300 in the year ended December 31, 1996. The increase in G&A expenses was primarily attributable to additional salary expenses resulting from the expansion of the management team, recruiting fees relating to the Company's hiring activities and various costs associated with being a public company.

   The Company has decided to significantly reduce overall expenses in conjunction with Company's decision to discontinue the Scoop Information Services business. The Company significantly decreased its G&A support staff until future financing can be achieved.

     OTHER OPERATING EXPENSES. Other operating expenses totaling $338,800 were reported in the year ended December 31, 1997. The expense reflects the estimated settlement costs of the Company's vacated facility. Also included is the net book value of the leasehold improvements at the Company's vacated facility. No comparable expenses were reported in 1996.

     INTEREST INCOME. Interest income, net of expense, for the year ended December 31, 1997 was $82,400 compared to $21,500 of net expense in the year ended December 31, 1996. Net interest income in the 1997 period was primarily attributable to the Company having interest bearing assets as a result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations to date primarily from the $5.9 million in proceeds from its initial public offering in April 1997 and the proceeds of earlier private sales of Common Stock totaling approximately $2.5 million. At December 31, 1997, the Company had approximately $1.5 million in cash and cash equivalents. Subsequent to December 31, 1997, the Company continued to experience operating losses and, as a result, the Company had approximately $340,000 in cash and cash equivalents at March 25, 1998.

   In 1997 and 1996, the Company used $4.1 million and $1.7 million, respectively, in operating cash flows primarily to fund the creation of SCOOP! DIRECT and INTELLISEARCH and additional expenses including expansion of the management team in 1996. The Company is committed under its contract with UMI to pay minimum royalty payments of approximately $570,000 in 1998 and $652,500 in 1999. In addition, the Company is committed under its contract with INVESTOR'S BUSINESS DAILY to pay minimum royalty payments of approximately $400,000 in 1998.

   At December 31, 1997, the Company had obligations of approximately $116,500 under equipment leases and debt instruments under which it financed the capital equipment purchases. The lease on the Company's office space in Santa Ana, California is at a rate of $7,607 per month, subject to certain increases, and expires in September 2000. The Company vacated its Irvine, California facility in December 1997 and is currently negotiating a termination of the lease agreement with respect to that facility.

   In February 1998, the Company stopped development and marketing of its Scoop Information Services unit. As a result, the Company's capital requirements for 1998 are expected to decrease from those in 1997.

   The Company's ability to continue as a going concern is dependent upon future events, including its ability to secure additional sources of financing or find a strategic investment partner. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that its existing cash and cash equivalents will be adequate to meet its capital needs for the first four months of 1998. The Company's current operating plan shows that at the end of April 1998, the Company will require substantial additional capital. The Company has not been successful in obtaining additional financing to date and there can be no assurance that it will be able to obtain such additional financing at all or that, if it does, that such additional financing will be obtainable on terms favorable to the Company.

YEAR 2000

   The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1997, Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will result in an additional statement that reports comprehensive income.

   In June 1997, FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal periods beginning after December 15, 1997. The Company does not believe that the adoption of SFAS 131 will have a significant impact on the presentation of its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

   The financial statements of the Company and its subsidiaries required to be included in this Item 7 are set forth in Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

   Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 1997.

                                    PART IV


ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K

1.   Financial Statements of the Company

                                                                            PAGE
                                                                            ----
Report of Independent Auditors............................................   F-1
Balance Sheet as of December 31, 1997.....................................   F-2
Statements of Operations for the years ended
      December 31, 1997 and 1996..........................................   F-3
Statements of Stockholders' Equity (Deficit)


                                                                            PAGE
                                                                            ----
      for the years ended December 31, 1997 and 1996.................        F-4
Consolidated Statements of Cash Flows for the years
      ended December 31, 1997 and 1996...............................  F-5 - F-6
Notes to Consolidated Financial Statements........................... F-7 - F-16


2. (a)    The following documents are filed as part of this report:

               3.1  Certificate of Incorporation of Registrant*
               3.2  By-laws of Registrant*
               4.1  Form of Common Stock Certificate*
               4.2  Form of Representative Warrant*
               4.3  Form of Consultant Warrant*
               4.4  Warrant dated October 18, 1996 issued to Bell & Howell*
               4.5  Form of Subscription Supplement and Registration Rights
                    Agreement*
               4.6  Form of Lock-Up Agreement*
              10.1  1996 Stock Incentive Plan of Scoop, Inc. dated April
                    23, 1996*
              10.2  Promissory Note dated February 19, 1997 payable to City
                    National Bank C/F Gabriel Kaplan, Trustee, Rotunda
                    Productions, Inc. MPPP ("Kaplan")*
              10.3 Common Stock Purchase Warrant dated February 19, 1997 granted to Kaplan*
              10.4  Contract between the Company and INVESTOR'S BUSINESS
                    DAILY*
              10.5  Lease Agreement between Scoop, Inc. and Village Plaza
                    Associates, LLC dated September 9, 1996*
              10.6  Agreement between the Company and UMI Company dated
                    October 17, 1996*
              10.7  Form of Indemnification Agreement*
              10.8  Consulting Agreement with Michael Baum*
              10.9  Settlement Agreement and General Release dated February
                    24, 1997 between the Company and Stanley Berk, et al*
              10.10 Common Stock Purchase Warrant dated February 24, 1997 granted to Stephen P. Gromson*
              10.11 Option Agreement between Karl Karlsson and Stanley Berk dated February 24, 1997*
              10.12 Lease Agreement between Scoop, Inc. and The Irvine
                    Company dated August 6, 1997**
              10.13 Distribution Agreement between the Company and
                    INVESTOR'S BUSINESS DAILY dated as of February 1, 1998
              10.14 Stock Option Agreement between the Company and Rand
                    Bleimeister
              10.15 Stock Option Agreement between the Company and Michael
                    Baum
              11.1  Statement re computation of per share earnings
              27.1  Financial Data Schedule

               *    Incorporated by reference to the Registrant's
Registration Statement on Form SB-2 (No. 333-15129) declared effective on April 9, 1997.

              **    Incorporated by reference to the Registrant's Form 10-
QSB for the quarter ended September 30, 1997.

b)   Report on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: March 30, 1998             Scoop, Inc.



                                  By: /s/ Rand Bleimeister
                                     __________________________________________
                                     Rand Bleimeister, Chief Executive Officer,
                                     President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                        DATE


/s/ Rand Bleimeister
__________________________     Chief Executive Officer, President,           March 30, 1998
Rand Bleimeister               Chief Financial Officer and Chairman
                               of the Board

/s/ Kristy Allan
__________________________     Controller
Kristy Allan                   (Principal Accounting Officer)                 March 31, 1998


/s/Michael Baum
__________________________      Director                                      March 31, 1998
Michael Baum


/s/ Karl Magnus-Karlsson
__________________________      Director                                      March 31, 1998
Karl Magnus-Karlsson


                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Scoop, Inc.:

     We have audited the accompanying balance sheet of Scoop, Inc. (the Company) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scoop, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming Scoop, Inc. will continue as a going concern. As more fully described in Notes 1 and 11 to the financial statements, the Company has incurred recurring operating losses, has an accumulated deficit of $8,480,400 and has limited working capital at December 31, 1997. The Company's ability to continue as a going concern is dependent upon future events, including its ability to secure sufficient additional sources of financing to repay its obligations as they become due and generate revenues sufficient to cover its cost structure. These factors raise substantial doubt about its ability to continue as a going concern.
Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 5, 1998

                                     SCOOP, INC.
                                    BALANCE SHEET
                                  DECEMBER 31, 1997

                                        ASSETS
                                                                       1997
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . . . .     $    1,512,600
Accounts receivable, net of allowance for
   doubtful accounts of $37,500 . . . . . . . . . . . . . .            141,100
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .             47,000
Income tax refund receivable. . . . . . . . . . . . . . . .

                                                                --------------
   Total current assets . . . . . . . . . . . . . . . . . .          1,700,700

EQUIPMENT, net (Note 3) . . . . . . . . . . . . . . . . . .            792,100
                                                                --------------
      . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    2,492,800
                                                                --------------
                                                                --------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable. . . . . . . . . . . . . . . . . . . . . .     $      567,800
Accrued payroll (Note 10) . . . . . . . . . . . . . . . . .            165,900
Accrued royalty (Note 10) . . . . . . . . . . . . . . . . .            406,200
Other accrued liabilities (Note 9). . . . . . . . . . . . .            289,800
Current portion of capital lease obligations (Note 9) . . .             73,500
                                                                --------------
   Total current liabilities. . . . . . . . . . . . . . . .          1,503,200

CAPITAL LEASE OBLIGATIONS, net of current
   portion (Note 9). .. . . . . . . . . . . . . . . . . . .             43,000

COMMITMENTS AND CONTINGENCIES (Note 9). . . . . . . . . . .

STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value; 5,000,000 shares
   authorized; no shares issued or outstanding. . . . . . .
Common stock, $.001 par value; 20,000,000 shares
   authorized; 5,501,214 shares issued and
   outstanding (Notes 2 and 5). . . . . . . . . . . . . . .              5,400
Additional paid-in capital. . . . . . . . . . . . . . . . .          9,146,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . .         (8,480,400)
Deferred compensation . . . . . . . . . . . . . . . . . . .            275,600
                                                                --------------
   Total stockholders' equity . . . . . . . . . . . . . . .            946,600
                                                                --------------
                                                                $    2,492,800
                                                                --------------
                                                                --------------

                    See accompanying notes to financial statements

                                     SCOOP, INC.
                               STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                        1997           1996
Net sales. . . . . . . . . . . . . . . . . . . . .  $ 2,037,900    $ 1,395,900
Cost of sales. . . . . . . . . . . . . . . . . . .    1,080,800        833,200
                                                    ------------   ------------
     Gross profit. . . . . . . . . . . . . . . . .      957,100        562,700

Operating expenses:
   Research and development (Note 11). . . . . . .    2,548,500        601,700
   Selling and marketing . . . . . . . . . . . . .    1,013,000        396,500
   General and administrative. . . . . . . . . . .    2,137,700      1,710,300
   Other expense . . . . . . . . . . . . . . . . .      388,800              0
                                                    ------------   ------------
                                                      6,088,000      2,708,500

Operating loss . . . . . . . . . . . . . . . . . .   (5,130,900)    (2,145,800)
Interest income (expense), net (Note 4). . . . . .       82,400        (21,500)
                                                    ------------   ------------
Loss before provision for income taxes . . . . . .   (5,048,500)    (2,167,300)
Provision for income taxes (Note 8). . . . . . . .       (1,600)        (1,600)
                                                    ------------   ------------
Net loss.. . . . . . . . . . . . . . . . . . . . .  $(5,050,100)   $(2,168,900)
                                                    ------------   ------------
                                                    ------------   ------------
Basic and diluted loss per share
   (Note 1). . . . . . . . . . . . . . . . . . . .  $     (1.01)   $     (0.68)
                                                    ------------   ------------
                                                    ------------   ------------



                    See accompanying notes to financial statements

                                     SCOOP, INC.
                    STATEMENTS OF STOCKHOLDERS'  (DEFICIT) EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                       Additional
                                                Common Stock            Paid-in      Accumulated       Deferred
                                           Shares          Amount       Capital        Deficit       Compensation     Total
                                           ------          ------       -------        -------       ------------     -----
BALANCE, January 1, 1996                 2,516,635        $ 2,500      $  12,000    $  (928,900)                   $ (914,400)
Issuance of shares in repayment of
   debt (Note 10)                           71,760            100        154,900                                      155,000
Net proceeds form issuance of
   common stock (Note 6)                   113,248            100        224,900                                      225,000
Proceeds from issuance of common
   stock (Note 10)                          20,000                        40,000                                       40,000
Stock bonus (Note 6)                        39,663                        81,800                                       81,800
Ascribed value of transferred shares
   (Note 6)                                                               50,800                                       50,800
Issuance of shares (Note 10)                64,527            100        161,200       (161,300)                            0
Increase in redemption value of
 redeemable common stock (Note 5)                                                      (115,000)                     (115,000)
Net loss                                                                             (2,168,900)                   (2,168,900)
Deferred compensation
   (Notes 6 and 7)                                                                                     192,200        192,200
                                        -------------------------------------------------------------------------------------
BALANCE, December 31, 1996               2,825,833          2,800        725,600     (3,374,100)       192,200     (2,453,500)


Increase in redemption value of
   redeemable common stock (Note 5)                                                     (56,200)                      (56,200)
Termination of redemption rights
   associated with certain shares
   of common stock (Notes 2 and 5)         926,664            900      2,357,800                                    2,358,700
Issuance of common stock in initial
   public offering, (Note 2)             1,657,050          1,700      5,842,700                                    5,844,400
Stock options and warrants exercised        91,667                       219,900                                      219,900
Deferred compensation
   (Notes  4, 6 and 7)                                                                                  83,400         83,400
Net loss                                                                             (5,050,100)                   (5,050,100)
                                        -------------------------------------------------------------------------------------
BALANCE, December 31, 1997               5,501,214       $  5,400     $9,146,000    $(8,480,400)      $275,600     $  946,600
                                        -------------------------------------------------------------------------------------
                                        -------------------------------------------------------------------------------------


                   See accompanying notes to financial statements

                                     SCOOP, INC.
                               STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                       1997            1996
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . .            $(5,050,100)    $(2,168,900)
Adjustments to reconcile net loss to net cash
  Used in operating activities:
  Depreciation and amortization . . . . . . . .        195,000         105,400
  Stock bonus (Note 6). . . . . . . . . . . . .                         81,800
  Ascribed value of transferred shares (Note 6)                         50,800
  Deferred compensation . . . . . . . . . . . .         83,400         192,200
  Changes in:
    Accounts receivable . . . . . . . . . . . .        (25,200)        (93,800)
    Publishing materials. . . . . . . . . . . .                         14,600
    Income tax refund receivable. . . . . . . .         15,400           1,800
    Other assets. . . . . . . . . . . . . . . .          8,200          (8,200)
    Prepaid expenses. . . . . . . . . . . . . .        140,500        (187,500)
    Accounts payable. . . . . . . . . . . . . .        152,800         187,000
    Accrued payroll . . . . . . . . . . . . . .         32,900          36,000
    Accrued royalty . . . . . . . . . . . . . .        122,000         134,200
    Other accrued liabilities . . . . . . . . .        257,500          (1,600)
                                                   -----------     -----------
       Net cash used in operating activities. .     (4,067,600)     (1,656,200)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment . . . . . . . . . . . .      (611,600)       (166,700)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to stockholder. . .                       (88,000)
   Repayment of note payable -other. . . . . . .             .         (57,500)
   Repayment of capital lease obligations. . . .      (122,300)        (56,300)
   Borrowings under line of credit (Note 4). . .       150,000        (150,000)
   Repayment of line of credit (Note 4) . . . .       (150,000)
   Proceeds from bridge notes (Note 4). . . . . .      300,000         400,000
   Repayment of bridge notes (Note 4). . . . . .      (300,000)       (400,000)
   Repayment of covenant-not-to-compete
      obligation . . . . . . . . . . . . . . . . .     (12,600)        (16,700)
   Proceeds from issuance of common stock
      Note 2). . . . . . . . . . . . . . . . . .     6,064,300         265,000
   Proceeds from issuance of redeemable
      common stock. . . . . . . . . . . . . . . .                    2,187,500
                                                   -----------     -----------
       Net cash provided by financing activities.    5,929,400       2,084,000
                                                   -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS. . . . . .     1,250,200         261,100

CASH AND CASH EQUIVALENTS:
   Beginning of period. . . . . . . . . . . . . .      262,400           1,300
                                                   -----------     -----------
   End of period . . . . . . . . . . . . . . . . . $ 1,512,600     $   262,400
                                                   -----------     -----------
                                                   -----------     -----------


                    See accompanying notes to financial statements

                                     SCOOP, INC.
                         STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                      1997                 1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . .     $   27,700       $  32,200
                                                    ----------       ---------
                                                    ----------       ---------
   Income taxes . . . . . . . . . . . . . . . .     $    1,600       $   3,200
                                                    ----------       ---------
                                                    ----------       ---------

SCHEDULE OF NONCASH INVESTING AND FINANCING
TRANSACTIONS
   Contractual obligations incurred for the
      acquisition of equipment. . . . . . . . .     $   61,100       $ 125,000
                                                    ----------       ---------
                                                    ----------       ---------
   Release of contractual obligation under
      noncompetition agreement. . . . . . . . .     $   68,000
                                                    ----------
                                                    ----------
   Increase in redemption value of redeemable
      shares of common stock (Note 5) . . . . .     $   56,200       $ 115,000
                                                    ----------       ---------
                                                    ----------       ---------
   Common stock issued in repayment of  debt. .                      $ 155,000
                                                                     ---------
                                                                     ---------
   Termination of  redemption rights associated
      with certain shares of Common stock
      (Notes 2 and 5) . . . . . . . . . . . . .     $2,357,800
                                                    ----------
                                                    ----------


                    See accompanying notes to financial statements

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION--Scoop, Inc. (the Company), was incorporated in California in May 1990. On November 5, 1993, the Company formed a wholly-owned subsidiary, Newsmakers Information Services, Inc. (Newsmakers or the subsidiary). In November 1996, the Company merged the subsidiary into itself. The accompanying financial statements have been restated to reflect this reorganization, which has been accounted for on a basis similar to a pooling of interests. In March 1997, the Company reincorporated in the state of Delaware. The accompanying financial statements include the effects of the reincorporation and resulting increase in the number of common stock authorized to 20,000,000 shares and the authorization of 5,000,000 shares of preferred stock.

          DESCRIPTION OF BUSINESS--The Company has been principally engaged in developing SCOOP!, an internet delivered business information service, and marketing printed media reproductions. In February 1998, the Company announced its plan to discontinue the marketing and further development of Scoop!. During the years ended December 31, 1997 and 1996, the Company had incurred approximately $2,548,000 and $601,700 respectively, for the research and development of Scoop! and as discussed in Notes 7 and 9 has entered into long-term contractual agreements enabling the Company to access certain proprietary database information utilized in the Scoop! business. The Company plans to continue its printed media production business which for the years ended December 31, 1997 and 1996 provided substantially all of the Company's revenues.

          GOING CONCERN AND MANAGEMENT'S PLANS--Through December 31, 1997, the Company has incurred significant operating losses, has an accumulated deficit of $8,480,400 and has limited working capital. The Company's ability to continue as a going concern is dependent upon future events, including its ability to secure additional sources of financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that cash and cash equivalents on hand as of December 31, 1997, will be adequate to meet its capital needs for at least the next four months. The Company's current operating plan shows that at the end of such four-month period, the Company will require substantial additional capital. The Company is in the process of seeking additional capital and assessing their ability to sell assets as a means of raising funds. There can be no assurance, however, that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

          USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

          CONCENTRATION OF CONTENT PROVIDERS--The Company's content providers for its media services include approximately four content providers for which the Company acts on an exclusive outsourcing agency basis, and approximately 24 additional content providers for which the Company acts as outsourcing agent on a nonexclusive basis and a smaller number of content providers for which the Company acts on a project-by-project basis. One exclusive content provider presently provides the content for approximately 45.8% of the Company's annual revenue.

          CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash on hand and investments purchased with original maturities of three months or less.

 SCOOP, INC.

NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

          EQUIPMENT--Equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over a four-year period for computer and office equipment. Leasehold improvements are amortized over the term of the related lease if less than the estimated service life.

          The Company accounts for long-lived assets (primarily equipment) under Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs.

          REVENUE RECOGNITION--Revenues from product sales are recognized upon shipment of product to customers who principally consist of corporate and professional entities. The Company offers credit to its customers, performs ongoing credit evaluations and generally does not require collateral.

          INCOME TAXES--Income taxes are recorded in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting basis and tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

          SOFTWARE DEVELOPMENT COSTS--Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Through December 31, 1997, software development has been substantially completed concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized to date.

          STOCK SPLIT--In May 1996, the Company effected a 1,006.654-for-1 stock split of its then outstanding common stock. All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

          NET LOSS PER COMMON SHARE--As of December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. SFAS No. 128 requires the Company to report basic earnings per share, as defined therein, which excludes common share equivalents from the earnings per share computation, and diluted earnings per share, as defined therein, which is calculated similar to the Company's primary earnings per share. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS 128. The weighted average number of common shares and redeemable common shares outstanding used in determining basic and diluted loss per share was 5,022,000 in 1997 and 3,213,000 in 1996.

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS


          RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will result in an additional statement that reports comprehensive income.

           In June 1997, FASB issued SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of SFAS 131 will have a significant impact on the presentation of its financial statements.

2.   INITIAL PUBLIC OFFERING

            On April 16, 1997, the Company completed its initial public offering of 1,450,000 shares of common stock at $4.50 per share, resulting in proceeds to the Company of approximately $5.0 million, net of underwriting discounts and commissions and offering expenses. In May 1997, the Company sold an additional 207,050 shares of common stock at $4.50 per share pursuant to the exercise of the underwriters' over-allotment option, resulting in additional net proceeds to the Company of approximately $800,000. Upon the completion of the initial public offering, the mandatory redemption rights associated with 926,664 shares of common stock terminated. As a result of the termination of the redemption rights, the Company reclassified manditorily redeemable common stock to equity. (Note
     5)

3.   EQUIPMENT

          Equipment consists of the following at December 31, 1997:

               Computer equipment                             $  905,400
               Furniture and fixtures                            143,300
               Leasehold improvements                             96,600
                                                              ----------
                                                               1,145,300
               Accumulated depreciation and amortization        (353,200)
                                                              ----------
                                                              $  792,100
                                                              ----------
                                                              ----------

          Included in equipment is equipment held under capital leases amounting to $316,300 at December 31, 1997, net of accumulated depreciation of $199,800.

4.   LINE OF CREDIT AND BRIDGE NOTES

          BRIDGE NOTES--In February 1997, two separate individuals each loaned $75,000 to the Company in exchange for the Company's promissory notes. The borrowings were unsecured, provided for

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS


     interest at 9.5% and matured upon the completion of the initial public
     offering.   In April 1997, the Company repaid both bridge notes in full.

          In February 1997, the Company borrowed $150,000 from a shareholder of the Company. The loan was unsecured, accrued interest at 9.75% and matured April 30, 1997. As additional consideration of the loan, the Company granted to this shareholder a warrant to purchase 15,000 shares of the Company's common stock at $4.50 per share. The estimated fair value (determined using an option pricing model) of the warrants, $30,100, was recorded as an increase to paid-in capital and was amortized over the term of the two-month loan. The warrants became exercisable in February 1998. The Company repaid the bridge note in full in April 1997.

          LINE OF CREDIT--In February 1997, the Company entered into a credit agreement with an independent third party, which provided for maximum borrowings of $150,000. The line of credit was collateralized by accounts receivable, accrued interest at 9.5% and had a commitment term expiring in August 1997. In lieu of paying a loan processing fee, the Company granted to this individual a warrant to purchase up to 15,750 shares of the Company's common stock at $5.50 per share. The Company recorded expense equivalent to the fair value of the warrants (determined using an option pricing model) totaling approximately $19,400. The warrants became exercisable in March 1998. The Company repaid all borrowings and terminated the credit facility in June 1997.

5.   REDEEMABLE SHARES OF COMMON STOCK

          In July 1996, the Company completed two separate private placements (the May and June Private Placements) aggregating 926,664 shares of common stock (the Redeemable Shares) for $2,178,200 (net of offering costs of $592,400). The Redeemable Shares were to be redeemed by the Company in the event that the Company failed to complete an initial public offering of its common stock and to have it's common stock quoted for trading on a national securities exchange or NASDAQ by December 1998. The redemption price was equal to the greater of the issuance price plus a return of 10% compounded annually, or the aggregate fair market value. During the year ended December 31, 1997 and 1996, the Company increased the manditorily redeemable common stock and accumulated deficit by $56,200 and $115,000, respectively, to increase the carrying value of the Redeemable Shares to approximate redemption value.

          In connection with the May and June Private Placements, the Company issued to each purchaser of redeemable common stock an equal number of cancelable warrants for aggregate consideration of $9,300, the deemed value of the warrants.

          Upon completion of the Company's initial public offering (Note 2), the mandatory redemption rights associated with the 926,664 shares of common stock terminated and the cancelable warrants became null and void. As a result of the termination of the redemption rights and cancellation warrants, the Company reclassified the redeemable shares to equity.

6.   STOCKHOLDERS' EQUITY

          STOCK BONUS--In April 1996, the Company issued an aggregate of 34,663 shares of the Company's common stock at a deemed fair market value of $2.00 per share as a stock bonus to 14 key employees or consultants of the Company. Compensation expense of $69,300 was recorded in connection with this stock bonus.

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS



          In July 1996, the Company issued 5,000 shares of the Company's common stock as a stock bonus to an employee. Compensation expense of $12,500 ($2.50 per share) was recorded concurrent with the issuance of the common stock, which the Company's Board of Director's deemed to be the fair value of the stock at the date of grant.

          PRIVATE PLACEMENT OF STOCK - In April 1996, the Company completed the private placement of 113,248 shares of its common stock, yielding net proceeds of $225,000.

          OTHER - During the year ended December 31, 1996, the Company's then president and majority stockholder gifted certain shares of his personally-held common stock to various directors, consultants and employees of the Company. These transactions resulted in the Company's recording an increase to general and administrative expense and additional paid-in capital of $50,800 for the year ended December 31, 1996.

          OPTIONS - In February 1997, in settlement of various disputes arising between the Company, the Company's chairman and two stockholders of the Company, the Company agreed to pay to these stockholders a total of $60,000 in twelve equal monthly payments of $5,000 and granted to one stockholder a warrant to purchase 11,250 shares of the Company's common stock. Additionally, the Chairman has granted to the other stockholder an option to purchase 11,250 shares of his personally- held stock. Both the option and the warrant expire in three years, are exercisable and have exercise prices of $5.40.

7.   STOCK OPTION PLANS

          STOCK OPTION PLAN - In April 1996, the Company adopted its 1996 Stock Incentive Plan (the 1996 Plan), as subsequently amended in October 1996, which provides for the grant of stock options and other awards to certain officers, key employees, consultants or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the 1996 Plan is 1,500,000. As of December 31, 1997, the Company has granted options to purchase an aggregate of 662,500 shares of the Company's common stock at prices ranging from $2.00 to $5.00 per share, which the Company's Board of Directors deemed to be equal to, or in excess of, fair market value of the common stock at the dates of grants, to employees of the Company. Additionally, options have been granted for the purchase of up to 276,063 common shares at prices ranging from $2.00 to $5.00 per share to certain nonemployees of the Company. The Company will record compensation expense equivalent to the fair value of the options granted to nonemployees, totaling approximately $150,000. The compensation expense will be recorded ratably over the vesting periods of the respective options. For the years ended December 31, 1996 and 1997, the Company has recorded $41,000 and $83,400, respectively, of deferred compensation expense associated with these option grants.

          In September 1997, the Company adopted the Rand Bleimeister Stock Option Plan (the Bleimeister Plan), which provided for the grant of stock options and other awards to the Company's Chief Executive Officer. The maximum number of shares of common stock that may be issued pursuant to the Bleimeister Plan is 350,000. Following the adoption of such plan, the Company granted options to purchase an aggregate of 350,000 shares of the Company's common stock at a price of $3.75 per share.

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS




          CONSULTANT WARRANTS - In June 1996, the Company granted warrants to purchase up to 200,000 shares of the Company's common stock at a price of $2.55 per share, which the Company deemed to be equal to the fair market value of the stock at the date of grant, to certain consultants of the Company. As these warrants vested upon grant, the Company recorded compensation expense equivalent to the fair market value of these warrants, totaling $119,200. In connection with the May and June Private Placements, the Company granted warrants to purchase up to 92,667 shares of common stock at a price of $3.30 to its underwriter.

          CONTENT PROVIDER WARRANTS - In October 1996, the Company entered into an agreement with a third party giving the Company the right to access and resell certain proprietary database information. Pursuant to such agreement, the Company granted warrants to purchase up to 550,000 shares of the Company's common stock with exercise prices of $6.50 (300,000 shares), $10.00 (150,000 shares), and $15.00 (100,000 shares) to a third party. As these warrants vest immediately, the Company recorded compensation expense equivalent to the fair value of the warrants totaling approximately $32,000.

          The following table summarizes the activity under the 1996 Plan, the Rand Bleimeister Plan, and with common stock warrant activity for the periods indicated:


                                                     WEIGHTED           WEIGHTED
                                                     AVERAGE            AVERAGE
                                           OPTIONS   EXERCISE           EXERCISE
                                         OUTSTANDING   PRICE   WARRANTS   PRICE
                                         ----------- --------- -------- -------
     Outstanding at December 31, 1995            -
        Granted                              242,500  $2.00    200,000   $ 2.55
                                             245,000   2.50     92,667     2.30
                                              20,000   3.00    300,000     6.50
                                              14,000   4.00    150,000    10.00
                                             101,000   5.00    100,000    15.00
                                           ---------           -------
       Outstanding at December 31, 1996      622,500   2.76    842,667   $ 6.84

        Granted                            1,299,063   4.00    203,667     5.31
        Exercised                            (25,000)  2.00    (66,667)    2.55
        Cancelled                           (269,000)  2.98    (92,667)    2.75
                                           ---------           -------
       Outstanding at December 31, 1997    1,627,563   3.76    887,000     7.24
                                           ---------           -------
                                           ---------           -------
       Options and warrants exercisable
     at December 31, 1997                    305,688   2.96    683,333     7.74
                                           ---------           -------
                                           ---------           -------


                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS






                                   Options Outstanding          Options Exercisable
                         ------------------------------------   -------------------
                                         Weighted
         Range of                         Average    Weighted              Weighted
         Exercise                        Remaining    Average               Average
          Prices           Shares          Life        Price     Shares      Price
          ------           ------          ----        -----     ------      -----
                                          (Years)
      $2.00 - $4.00        920,188           9.0       $3.02     220,813     $2.32
      $4.00 - $5.00        706,875           9.0        4.72      84,875      4.64
                         ---------                               -------
                         1,627,063           9.0        3.76     305,688      2.96
                         ---------                               -------
                         ---------                               -------

                                   Warrants Outstanding        Warrants Exercisable
                         ------------------------------------  --------------------
                                         Weighted
         Range of                         Average    Weighted              Weighted
         Exercise                        Remaining    Average               Average
          Prices           Shares          Life        Price     Shares      Price
          ------           ------          ----        -----     ------      -----
                                          (Years)
     $2.55 - $  6.50       337,000           9.0        $4.22     133,333    $2.55
     $6.50 - $15.00        550,000           9.0         9.00     550,000     9.00
                         ---------                               --------
                           887,000           9.0         7.18     683,333     7.74
                         ---------                               --------
                         ---------                               --------


          SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages but does not require companies to record compensation cost for employees stock option grants. The Company has chosen to continue to account for employee option grants using Accounting Principles Board (APB) No. 25. No compensation expense has been recognized for employee stock option grants. Had compensation expense for the employee stock option grants been determined based on fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts
     indicated   below:


                                                       1997            1996
                                                       ----            ----
     Pro Forma Net Loss                            $(5,693,200)     $(2,425,100)
     Basic and Diluted Loss Per Share (Pro Forma)  $(1.13)          $(0.75)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: zero dividend yield, expected volatility of 80% (1997), 1% (1996), risk-free interest rate of 6.5% (1997), 5.2% (1996) and expected lives of ten years.

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS




8.    INCOME TAXES

          The reconciliation of income tax expense computed at U.S. federal statutory rates to income tax expense is as follows for the years ended December 31:

                                                    1997             1996
                                                    ----             ----

     Tax at U.S. federal statutory rates       $(1,701,000)      $ (759,000)
          State income taxes                      (223,000)        (107,200)
          Other                                     26,600           10,300
          Change in valuation allowance          1,899,000          857,500
                                               -----------       ----------
      Total income tax expense                 $     1,600       $    1,600
                                               -----------       ----------
                                               -----------       ----------

          Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and (liabilities) are as follows at December 31, 1997:

          Deferred tax assets:
           State income taxes                      $       500
           Depreciation                                (17,700)
           Accruals not currently deductible            89,200
           Net operating losses                      3,006,000
                                                   -----------
                                                     3,078,000
           Valuation allowance                      (3,078,000)
                                                   -----------
                Total net deferred tax assets      $     -
                                                   -----------
                                                   -----------

          At December 31, 1997, the Company has federal and state tax loss carryforwards of approximately $7,500,000 and $3,800,000 which expire in 2011 and 2001, respectively. Utilization of these federal and state loss carryforwards is limited to approximately $300,000 annually as a result of Internal Revenue Code Section 382 change of ownership rules

9.    COMMITMENTS AND CONTINGENCIES

          In August 1997, the Company entered into a non-cancelable operating lease for its principal facility (Irvine) which extended through September 2000. The Company vacated its prior facility (Santa Ana) and moved into the Irvine facility October 1997. The Company recorded a reserve of approximately $330,000 which was equal to the net present value of the remaining lease payments and the net book value of the leasehold improvements associated with the vacated Santa Ana facility.

          In December 1997, the Company determined it would vacate the Irvine facility and return to the Santa Ana facility. The Company recorded a $370,000 reserve associated with vacating the Irvine facility which equals the initial cash settlement offer from the Irvine landlord for early termination of the lease and the net book value of the leasehold improvements. The remaining reserve originally established for vacating the Santa Ana facility was reversed.

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS




          The Company leases certain equipment under capital lease agreements. Rent expense for the years ended December 31, 1997 and 1996, exclusive of the reserves for early termination of facility leases, was $178,600 and $39,000, respectively.

          Minimum annual payments under these lease agreements, excluding the vacated Irvine facility, as follows:


                                                       Capital       Operating
                                                        Leases         Leases
                                                        ------         ------
          Year ending December 31:
             1998                                    $  87,400       $  92,200
             1999                                       40,000          96,000
             2000                                        7,200          74,100
                                                     ---------       ---------
          Total minimum lease payments                 134,600       $ 262,300
          Amount representing interest                 (18,100)      ---------
                                                     ---------       ---------
          Present current value of future
             minimum lease payments                    116,500
          Current Portion                              (73,500)
                                                     ---------
          Long-term portion                          $  43,000
                                                     ---------
                                                     ---------


          CONTRACTUAL AGREEMENTS - As discussed in Note 7, the Company has entered into an agreement with a third party enabling the Company to access and resell certain proprietary database information. The terms of the agreement provide for minimum royalty payments of $570,000 (1998) and $652,500, (1999) during the initial term of this agreement.

          During the year ended December 31, 1997, the Company entered into an agreement with an independent third party enabling the Company to reprint certain newspaper articles. The terms of the agreement provide for minimum royalty payments of $400,000 for the year ending December 31, 1998.

          LITIGATION - The Company is currently involved in litigation incidental to its business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on the accompanying financial statements. Additionally, in February 1998, two of the Company's shareholders filed suit against the Company. The suit alleges among other things, that the Company conspired with each of the underwriters involved with the Company's private and public stock offerings to prevent the plaintiffs from being released from certain lock-up provisions contained in the private offering documents. The Company believes these charges are without merit and intends to vigorously defend itself against these charges. The Company does not believe that the ultimate outcome will have a significant effect on its financial position or result of operations.

10.  RELATED PARTY TRANSACTIONS

          CONVERTED NOTE PAYABLE - In October 1995, a stockholder loaned the Company $150,000 in exchange for an 8% promissory note convertible into 71,760 shares of the Company's common stock. In June 1996, the Company exercised its right of redemption and issued to this stockholder 71,760 shares of common stock.

                                     SCOOP, INC.

                            NOTES TO FINANCIAL STATEMENTS



          REPURCHASE OF STOCK - Pursuant to an agreement dated October 5, 1995, as subsequently amended, the Company repurchased all of the shares that were then owned by a co-founder and former officer of the Company in exchange for a $12,000 cash payment and a $88,000 promissory note. This stock repurchase resulted in a decrease in capital of $2,500 and an increase of $97,500 in accumulated deficit. In addition, the Company agreed to issue to this former officer 64,527 shares of the Company's common stock. In July 1996, the Company issued these shares and recorded an addition to common stock and paid-in capital and a reduction to accumulated deficit of $161,300 ($2.50 per share).

          The unsecured noninterest-bearing $88,000 note payable issued in connection with the stock repurchase from the co-founder was repaid in full in January 1996.

          The Company also entered into a noncompetition agreement with the former officer. Under the terms of the agreement, payments of $2,000 were to be made in monthly installments over a term of five years, beginning December 1995. The Company established the related asset and liability associated with this agreement, based upon an imputed interest rate of 8%. Amortization expense of $9,300 and $19,700 was recorded for the years ended December 31, 1997 and 1996, respectively. In October 1997, the Company and the former officer agreed to terminate the non-competition agreement, resulting in the Company reversing the $68,000 obligation and asset under the non-competition agreement

          OTHER - In April 1996, the Company entered into an agreement with its former counsel to issue 20,000 shares of common stock for $2.00 per share, which the Company's Board of Directors deemed to be the fair value of the stock at the date of the agreement. The Company issued the shares in June 1996, yielding net proceeds of $40,000.

          SEVERANCE - In February 1997, a co-founder resigned from the positions of President and Chief Executive Officer of the Company. The Company and the co-founder entered into a severance agreement providing for twelve equal monthly payments of approximately $12,000. As of December 31, 1997, the Company has approximately $48,000 of remaining payments under such agreement, which is included within accrued payroll in the accompanying balance sheet.


11.  SUBSEQUENT EVENTS

          In December 1997, the Company determined that it would discontinue the marketing and further development of Scoop!. The plan for such discontinuance was approved by the Board of Directors and announced in February 1998. During the years ended December 31, 1997 and 1996, the Company had incurred approximately $2,548,000 and $601,700, respectively, for the research and development of Scoop! and as discussed in notes 7 and 9, has entered into long-term contractual agreements enabling the Company to access certain proprietary database information utilized in the Scoop! business. As a result of this determination, the Company recorded expense associated with the write-off of certain software licensing rights of approximately $229,000, which is included within research and development expense in the accompanying statement of operations. In order to further reduce costs, the Company terminated several employees in February 1998.
     As a result, the Company will record expense for severance pay of approximately $250,000 during the three months ended March 31, 1998.