Form 10KSB40/A
period 1997-12-31
SCOOP INC/DE
filed 1998-04-30
CIK 1025315

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   ________________

                                    FORM 10-KSB/A


             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                          OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                           COMMISSION FILE NUMBER:  0-22281

                                     SCOOP, INC.
              (Exact name of the Registrant as specified in its Charter)

                      DELAWARE                        33-0726608
          (State or other jurisdiction of           (IRS Employer
           incorporation of organization)        Identification No.)

                                 2540 REDHILL AVENUE
                                 SANTA ANA, CA 92705
                       (Address of principal executive offices)

                                     714-225-6000
                 (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

              TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH
                                                    REGISTERED:
            Common Stock, $.001 Par
                     Value                    Nasdaq SmallCap Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  [X]       No.  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     For Fiscal Year Ended December 31, 1997, the Registrant's revenues were $2,037,900.

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 10, 1988, computed by reference to the closing sale price of such stock on the Nasdaq SmallCap Market, was approximately $4,063,242.

     At March 10, 1998, Registrant had 5,501,214 shares of Common Stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

Items 9, 10, 11 and 12 of Part III of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 of Scoop, Inc. are hereby amended to read in their entirety as follows:

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS;
          COMPLIANCE WITH SECTION 16(a)
          OF THE SECURITIES EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning each of the Directors and executive officers of the Company is set forth below.


     Name                       Position                               Age
     ----                       --------                               ---
     Rand Bleimeister           Chairman of the Board, Chief            44
                                 Executive Officer and Chief
                                 Financial Officer
     Michael J. Baum            Vice Chairman of the Board              35
     Karl-Magnus S. Karlsson    Director                                34
     Kristy Allan               Secretary and Controller                39


     RAND BLEIMEISTER has been the Company's Chairman of the Board and Chief Executive Officer since September 1997 and Chief Financial Officer since February 1998. From 1994 to 1996, Mr. Bleimeister was Senior Vice President, Sales & Marketing, for Virgin Interactive Entertainment in Irvine, California. From 1992 to 1994, Mr. Bleimeister was Senior Vice President, Special Interest and Interactive Programming, for Columbia Tristar Home Video in Burbank, California. From 1990 to 1992, Mr. Bleimeister was Vice President, Marketing and Strategic Planning, for EMD Distribution, a division of EMI Music in Woodland Hills, California.

     MICHAEL J. BAUM has been a director of the Company since 1996 serving as Vice Chairman. Mr. Baum served as Chief Technical Advisor of Scoop from July 1996 until February 1998. Mr. Baum is currently president and chief executive of 280, Inc., a San Francisco-based company he co-founded in April 1996 to develop new Internet/Intranet software technologies and services. From June 1994 through March 1996, Mr. Baum was a principal of Advent International, a venture capital firm, and was primarily responsible for Advent's Information Technology investment activities on the West Coast.
From February 1993 through April 1994, he was an entrepreneur in residence at Cross Point Venture Partners, a seed stage venture capital fund. Mr. Baum also co-founded and, from July 1990 through January 1993, served as president and chief executive officer of Pensoft Corporation, a software company which developed database products for wireless devices. Mr. Baum received a B.S. in Computer Science from Drexel University in 1985 and an M.B.A. from the Wharton Business School in 1989.

     KARL-MAGNUS S. KARLSSON is a co-founder of the Company and has been a director of the Company since May 1990. Mr. Karlsson served as Chairman of the Board of the Company from July 1996 to September 1997 and as President and Chief Executive Officer from May 1990 through February 1997. Prior to co-founding the Company, Mr. Karlsson worked for The Interpublic Group, Inc. and its subsidiary, McCann Erickson Worldwide, in various executive-level capacities for approximately three years. Mr. Karlsson holds a B.A. in Communications from California State University at Fullerton and an M.B.A. from the American Graduate School of International Management (Thunderbird), Glendale, Arizona.

     KRISTY ALLAN has been the Controller of the Company since February 1998 and the Secretary of the Company since March 1998. Ms. Allan joined Scoop as Accounting Manager in September 1996. From June 1998 to

September 1996, Ms. Allan was an accounting consultant. Ms. Allan received degrees in business administration and physical education from Biola University.

SECTION 16(a) OF THE SECURITIES EXCHANGE ACT BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and Directors of the Company, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of ownership of Company securities and changes of ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company.

     Based solely on a review of the copies of reports furnished to the Company or representations of the Company's Directors and executive officers that no additional reports were required, the Company believes that during the fiscal year ended December 31, 1997 the executive officers, Directors, and other persons beneficially owning more than ten percent of the Company's Common Stock complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation

SUMMARY COMPENSATION TABLE

          The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 1997 of (i) those persons who serve as chief executive officer of the Company, (ii) the four most highly compensated executive officers of the Company who were executive officers of the Company at the end of the 1997 fiscal year and whose annual salary and bonuses exceeded $100,000 and (iii) up to two additional executive officers who would have qualified under clauses (i) or (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of the Company at the end of the 1997 fiscal year (collectively, the "Named Executive Officers").

                                         Annual Compensation              Long-Term Compensation Awards         All Other
                                  -----------------------------------    -------------------------------    -------------------
Name and Principal                                                       Restricted Stock  Stock Options
Position                          Year     Salary    Bonus      Other         Units           (Shares)      Annual Compensation
------------------                ----     ------    -----      -----    ----------------  -------------    -------------------
Rand Bleimeister(1)               1997    $ 56,344   $   --     $   --        $   --           350,000           $   --
Chairman of the
Board, Chief
Executive Officer and
Chief Financial
Officer

Karl-Magnus S. Karlsson(2)        1997      25,000        --         --            --               --           125,000
Director and Former               1996     126,200        --         --            --               --               --
Chief Executive                   1995     128,000        --         --            --               --               --
Officer

Mark S. Davidson(3)               1997     137,708    75,000         --            --            130,000             --
Former President and              1996      42,291        --         --            --             70,000             --
Chief
Financial Officer

Daniel L. Pelekoudas(4)           1997    110,666    25,000          --            --                 --          17,500
Former General                    1996     54,000        --          --            --             85,000             --
Counsel and Secretary

Peter Kui(5)                      1997    112,500    22,500          --            --              65,000            --
Former Vice-President             1996      4,500        --          --            --              55,000            --
of Engineering

William P. O'Connell(6)           1997     98,958    14,000          --            --              65,000             --
Former Vice-President             1996     11,874        --          --            --              30,000             --
of Marketing

-------------------
(1) Mr. Bleimeister joined the Company on September 2, 1997 and thus his compensation for 1997 reflects a partial year of service.
(2) Mr. Karlsson resigned as Chief Executive Officer in February 1997 and thus his salary reflects a partial year of service. Mr. Karlsson's "All Other Annual Compensation" for 1997 reflects severance payments made to him following his resignation.
(3) Mr. Davidson joined the Company in July 1996 and thus his 1996 salary reflects a partial year of service. Mr. Davidson's employment with the Company was terminated in February 1998.

(4) Mr. Pelekoudas served as General Counsel and Secretary of the Company from June 1996 through November 5, 1997 and thus his compensation for each of 1996 and 1997 reflect a partial year of service. Amounts disclosed in "All Other Annual Compensation" for 1997 reflect severance and accrued vacation payments.
(5) Mr. Kui joined the Company in December 1996 and thus his 1996 salary reflects a partial year of service. Mr. Kui's employment with the Company was terminated in February 1998.
(6) Mr. O'Connell joined the Company in November 1996 and thus his 1996 salary reflects a partial year of service. Mr. O'Connell's employment with the Company was terminated in February 1998.

          The following table sets forth certain information with respect to grants of stock options during 1997 to the Named Executive Officers pursuant to the 1996 Stock Incentive Plan of Scoop, Inc. (the "Incentive Plan") or, in the case of Mr. Bleimeister, pursuant to the Rand Bleimeister Stock Option Plan.

                         OPTION GRANTS IN LAST FISCAL YEAR

                                       PERCENTAGE
                                        OF TOTAL
                        NUMBER OF        OPTIONS      EXERCISE
                        SECURITIES     GRANTED TO      OR BASE
                        UNDERLYING      EMPLOYEES      PRICE
                         OPTIONS        IN FISCAL       (PER       EXPIRATION
NAME                    GRANTED(1)        YEAR          SHARE)       DATE(2)
----                    ----------     ----------     --------     ----------
Rand Bleimeister        350,000(3)        28.7%          $3.75       09/07/07
Mark S. Davidson         50,000            4.1            4.50       04/08/07
                         80,000            6.6            4.88       07/10/07
Daniel L. Pelekoudas       --               --             --            --
Peter Kui                65,000            5.3            4.50       04/08/07
William P. O'Connell     65,000            5.3            4.50       04/08/07

-------------------
(1) Under the terms of the Incentive Plan and the Rand Bleimeister Stock Option Plan, options granted become exercisable beginning with 25% on the first anniversary of the date of the grant and vesting quarterly thereafter in equal installments for a period of three years. Options are granted for a term of ten years, subject to earlier termination in certain events. The exercise price is equal to the closing price of the Common Stock on the Nasdaq SmallCap Market on the date immediately preceding the date of the grant.
(2) Pursuant to the terms of the options, certain options awarded in 1997 have been cancelled. Of Mr. Davidson's 50,000 options with an exercise price of $4.50, 21,875 have been cancelled and of his 80,000 options with an exercise price of $4.88, 40,000 have been cancelled. Of the 65,000 options granted to each of Messrs. Kui and O'Connell in 1997, 44,687 of such options have been cancelled.
(3) Mr. Bleimeister's options were re-priced in February 1998 and are subject to acceleration upon the occurrence of certain events. See "-Employment Agreements."

          The following table sets forth certain information with respect to options exercised during fiscal 1997 and exercisable and unexercisable options held by the Named Executive Officers as of December 31, 1997.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

                                                            Number of Securities                   Value of Unexercised
                                                           Underlying Unexercised                      In-the-Money
                           Shares          Value                 Options at                             Options at
                         Acquired on    Realized(1)           Fiscal Year End                       Fiscal Year End(2)
                          Exercise
                         -----------    -----------     ----------------------------      ------------------------------------
                                                        Exercisable    Unexercisable      Exercisable            Unexercisable
                                                        -----------    -------------      -----------            -------------
Rand Bleimeister                   0              $0             0          350,000             $0                       $0
Mark S. Davidson                   0               0       125,625                0              0                        0
Daniel L. Pelekoudas               0               0        60,000                0              0                        0
Peter Kui                          0               0        50,313                0              0                        0
William P. O'Connell               0               0        33,438                0              0                        0

-------------------
(1) Determined by calculating the spread between the market value of the Common Stock on the date of exercise and the exercise price of the options.
(2)  Based on the closing sales price of the Common Stock on the Nasdaq
     SmallCap Market on December 31, 1997 ($0.93), minus the exercise price of the option, multiplied by the number of shares to which the option relates.

EMPLOYMENT  AGREEMENTS

          Each of Messrs. Bleimeister, Davidson, Kui and O'Connell entered into employment agreements with the Company. Each agreement was individually tailored to reflect the responsibilities and abilities of the officer with whom the Company contracted. Each of the agreements provides for: (i) cash compensation in the form of base salary, (ii) annual incentive compensation in the form of cash bonuses, and (iii) long-term incentive awards in the form of stock option grants. The descriptions that follow summarize the material provisions of each agreement.

          In September 1997, Mr. Rand Bleimeister, the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company, entered into an agreement with the Company providing for an annual base salary of $225,000, of which $50,000 was delineated as accrued and deferred until the Company completes a financing which results in at least $5 million in gross proceeds to the Company. The agreement also provided for a cash performance bonus target range of $50,000 to $100,000 proportionate with a financing which results in gross proceeds to the Company of $5 million to $10 million. Pursuant to the agreement, Mr. Bleimeister was also awarded a grant of 350,000 options for shares of Common Stock of the Company, which were re-priced in February 1998 by resolution of the Board of Directors to market value on the day of re-price ($1.38 per share). In the event of any termination of Mr. Bleimeister's employment during his first year with the Company, he is entitled to severance payment of base salary for six months and his options will continue to vest for an additional six months after termination as well. In addition, if the Company is acquired by way of merger or the sale of all or substantially all of its assets, the unvested portion of the 350,000 options granted to Mr. Bleimeister would vest immediately. Concurrently with the repricing of Mr. Bleimeister's options, the Board of Directors of the Company agreed to grant Mr. Bleimeister an additional 150,000 options in lieu of his deferred compensation and first year bonus in the event the Company enters into a merger transaction.

          Mr. Davidson entered into an agreement with the Company in 1997 providing for a base salary of $139,000 with a cash performance bonus target of $75,000 based on the achievement of specified goals. Mr. Davidson also received stock options under his employment agreement in the amount of 80,000 shares at the then current market price. In the event of a termination of Mr. Davidson's employment within 12 months, the agreement provided for a cash bonus based on achievement up until that date, continued base salary for a term of six months after termination without cause, continued base salary for three months if Mr. Davidson left the Company voluntarily, acceleration of the vesting of all options by 18 months with a 12 month exercise window upon termination and acceleration of option vesting by nine months with a 12 month exercise window upon voluntary withdrawal from employment. Mr. Davidson voluntarily resigned from the Company on February 4, 1998.

          Mr. Kui's employment agreement provided for a base salary of $108,000 with a cash performance bonus target of 30% of base salary. In addition, under the agreement, Mr. Kui received options to purchase 15,000 shares of Common Stock as a signing bonus, options to purchase 25,000 shares of Common Stock pursuant to performance goals and an additional option to purchase 40,000 shares of Common Stock. Mr. O'Connell's employment agreement was substantially similar to Mr. Kui's except it provided for a base compensation rate of $95,000 per year with a target performance bonus of 25% and options to purchase 25,000 shares of the Company's Common Stock.

                         STOCKHOLDER RETURN PERFORMANCE GRAPH

          The following line graph compares the percentage change in the cumulative total stockholder return on the Company's Common Stock during the period from the Company's initial public offering on April 9, 1997 through December 31, 1997, with the total cumulative return for (i) the Nasdaq National Market (U.S. companies) and (ii) the Nasdaq Computer and Data Processing Stocks Index. The comparison assumes that $100 was invested on April 9, 1997 in the Company's Common Stock at the closing sale price of $4.75 on the first day of trading, and in each of the foregoing indices, and assumes reinvestment of dividends, if any.

                        COMPARISON OF CUMULATIVE TOTAL RETURN 1

                                 [GRAPH APPEARS HERE]

                                          NASDAQ Computer &
       Measurement         NASDAQ U.S.     Data Processing      Company Common
         Period               Index             Index               Stock
       -----------         -----------    -----------------     --------------
         04/09/97             100.0            100.0                 100.0
         06/30/97             115.8            116.4                 110.5
         09/30/97             135.6            137.9                  65.8
         12/31/97             126.4            121.3                  19.7

-------------------
1. Prior to April 9, 1997, the Company's Common Stock was not publicly traded. Comparative data is provided only for the period since that date. This graph is not "soliciting material," is not deemed filed with the Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

BOARD COMPENSATION AND BENEFITS

          The Company does not have a director compensation policy at this time. However, Messrs. Baum and Karlsson receive certain payments in connection with their service as directors as described below and in "Certain Relationships and Related Transactions."

          Under the terms of the Incentive Plan, non-employee directors of the Company are granted options pursuant to a formula (the "Director Options"). Under the formula, when a director is initially elected to the Board and is at that time a non-employee director, he automatically is granted an initial option to purchase 15,000 shares of Common Stock. During the term of the Incentive Plan, each then current non-employee director is automatically granted an option to purchase 15,000 shares of Common Stock during the fourth year from the prior grant on the date of the annual meeting at which he is reelected to the Board. The exercise price of the Director Options is the fair market value of a share of Common Stock on the date immediately preceding the date of grant. Each Director Option becomes exercisable in cumulative annual installments of one-third on each of the first, second and third annual meeting of shareholders that are subsequent to the date of grant, subject to the director's continued service as a director. No options were granted to non-employee directors during 1997.

          Pursuant to an advisory agreement with the Company, Mr. Baum received $5,000 per month during 1997, resulting in total 1997 compensation of $60,000. In addition, Mr. Baum received stock options in 1996 to acquire 115,000 shares of Common Stock. These options were re-priced in February 1998 by resolution of the Board of Directors to market value of the Common Stock on the day of re-pricing ($1.38 per share). Mr. Baum also received a one time cash bonus of $20,000. The payments to Mr. Baum were made pursuant to his fulfillment of certain responsibilities, including product and technical strategy, assistance in strategic partner relationship development. Also receiving payments in 1997 based upon his membership on the Board of Directors was John Kensey. Mr. Kensey is a principal of Avalon Capital Corp., a consulting firm and was compensated on an by the Company on an hourly fee basis as a consultant for services including assisting in the development of the Company's operating plan, establishing the relationship with UMI and providing financial and accounting advice. Total consulting fees paid to Mr. Kensey in 1997 equaled $21,450. In 1996, Mr. Kensey also received options to purchase 10,000 shares of Common Stock at $2.00 per share and 25,000 shares at $2.50 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT
          OF SCOOP

          The following table sets forth the number of shares of the Company's Common Stock owned beneficially as of March 10, 1998 by (i) each person known to us to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each Director, (iii) the Named Executive Officers and
(iv) all current Directors and executive officers of the Company as a group. Except as noted in the footnotes, each of the persons or entities listed has sole voting and sole investment power over the shares which are deemed beneficially owned by such person or entity.

                                                   AMOUNT OF SHARES
                                                 BENEFICIALLY OWNED(1)
                                              --------------------------
                                                          PERCENT OF (3)
NAME(2)                                        SHARES         CLASS
-------                                       ---------   --------------
Karl-Magnus S. Karlsson(4) . . . . . . .      1,427,972        25.9%
Bell & Howell(5) . . . . . . . . . . . .        550,000         9.1
Michael Baum(6). . . . . . . . . . . . .         87,500         1.6
Rand Bleimeister . . . . . . . . . . . .              0                      -
Mark A. Davidson(7). . . . . . . . . . .        125,625         2.2
Daniel L. Pelekoudas(8). . . . . . . . .         60,000         1.1
Kristy Allan(9). . . . . . . . . . . . .         55,000         1.0
Peter Kui(10). . . . . . . . . . . . . .         50,313           *
William O'Connell(11). . . . . . . . . .         33,438           *
All directors and executive
officers as a group (4 persons). . . . .      1,570,472        27.9%

-------------------
(1) The persons named in the table, to the Company's knowledge, have sole voting and sole dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.
(2) Except as noted in these footnotes, the stockholders' address is at the Company's executive offices.
(3) Shares of Common Stock which a person had the right to acquire within 60 days of March 10, 1998 are deemed outstanding in calculating the percentage ownership of the person, but are not deemed outstanding as to any other person. The Percent Owned is calculated based on 5,501,214 shares of Common Stock outstanding as of March 10, 1998.
(4) Includes an aggregate of 10,066 shares owned of record by Mr. Karlsson's two minor children and 503,327 shares owned of record by AMKEK Limited Partnership, a family limited partnership ("AMKEK"). Mr. Karlsson has voting power with respect to the shares held by AMKEK and his spouse has sole dispositive power with respect to such shares. Also includes an aggregate of 61,250 shares which are subject to options Mr. Karlsson has granted to various third parties.
(5) Represents shares subject to a warrant exercisable within 60 days of March 10, 1998. Bell & Howell's address is 5215 Old Orchard Road, Skokie, Illinois 60077. Does not include shares underlying additional warrants that may be granted to Bell & Howell under certain circumstances.
(6) Includes 77,500 shares subject to options exercisable within 60 days after March 10, 1998.
(7) Represents shares subject to options exercisable within 60 days after March 10, 1998.
(8) Represents shares subject to options exercisable within 60 days after March 10, 1998.
(9) Represents shares subject to options exercisable within 60 days after March 10, 1998.
(10) Represents shares subject to options exercisable within 60 days after March 10, 1998.
(11) Represents shares subject to options exercisable within 60 days after March 10, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Mr. Baum performs certain consulting services on behalf of the Company. Mr. Baum has been granted stock options to acquire 115,000 shares of Common Stock at $1.38 per share and, since June 1996, has received $5,000 per month for assisting the Company in its development of products, technology and strategic partnerships and participating in engineering reviews and recruitment. Mr. Baum also received a cash bonus of $20,000 at the discretion of the Board of Directors.

          At the request of the Company, John Kensey, a Director of the Company from June 1996 to February 1998, provided consulting services on an hourly fee basis. As of December 31, 1997, the Company had paid Mr. Kensey $21,450 for consulting services including assisting in the development of the Company's operating plan, establishing the relationship with UMI and providing financial and accounting advice. The compensation was based on Mr. Kensey's customary consulting fees for providing similar services. Mr. Kensey has also been granted stock options to acquire 10,000 shares of Common Stock at $2.00 per share and 25,000 shares at $2.50 per share in consideration of consulting services provided to the Company.

          Since his resignation as an officer of the Company in February 1997, Mr. Karlsson has received severance payments in the amount of $12,500 per month.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  April 30, 1998                 Scoop, Inc.


                                       By:
                                           ------------------------------------
                                           Rand Bleimeister, Chairman of the
                                           Board, Chief Executive Officer and
                                           Chief Financial Officer

                             POWER OF ATTORNEY

          Each person whose signature appears below hereby authorizes and appoints Rand Bleimeister as attorney-in-fact and agent, with full powers of substitution to sign on his or her behalf, individually and in the capacities stated below, and to file any and all amendments, including post-effective amendments, to this report and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE           TITLE               DATE




-----------------      Chairman of the Board, Chief Executive    April 30, 1998
Rand Bleimeister       Officer, Chief Financial Officer
                       (principal executive officer and
                       principal financial officer)



-----------------      Secretary and Controller                  April 30, 1998
Kristy Allan           (principal accounting officer)




-----------------      Director                                  April 30, 1998
Michael Baum





-----------------      Director                                  April 30, 1998
Karl-Magnus Karlsson