Form 10KSB40/A
period 1997-12-31
SCOOP INC/DE
filed 1998-05-01
CIK 1025315

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


DATED:  April 30, 1998                 Scoop, Inc.


                                       By: /s/ Rand Bleimeister
                                           ------------------------------------
                                           Rand Bleimeister, Chairman of the
                                           Board, Chief Executive Officer and
                                           Chief Financial Officer

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


SIGNATURE                   TITLE                                     DATE

/s/ Rand Bleimeister
--------------------        Chairman of the Board, Chief Executive    April 30, 1998
Rand Bleimeister            Officer, Chief Financial Officer
                            (principal executive officer and
                            principal financial officer)


/s/ Kristy Allan
-----------------           Secretary and Controller                  April 30, 1998
Kristy Allan                (principal accounting officer)



/s/ Michael Baum
-----------------           Director                                  April 30, 1998
Michael Baum




/s/ Karl-Magnus Karlsson
----------------------      Director                                  April 30, 1998
Karl-Magnus Karlsson
