Form 10QSB
period 1998-03-31
SCOOP INC/DE
filed 1998-05-15
CIK 1025315

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          (X) Quarterly Report Pursuant to Section 12 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

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

                         Yes  X            No
                            -----             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Common Stock, par value               5,501,214
             $.001 per share           (outstanding on May 13, 1998)

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                  SCOOP, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


                                    ASSETS

                                                        March 31,
                                                          1998
                                                          ----
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . .   $  238,100
Accounts receivable, net of allowance for doubtful
accounts of $37,500 . . . . . . . . . . . . . . . .      147,100
Prepaid expenses. . . . . . . . . . . . . . . . . .       14,600
                                                      ----------
   Total current assets . . . . . . . . . . . . . .      399,800

EQUIPMENT, at cost, net of accumulated depreciation
 and amortization . . . . . . . . . . . . . . . . .     685,100
                                                      ----------
                                                      $1,084,900
                                                      ----------
                                                      ----------




                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . .   $  422,400
Accrued payroll . . . . . . . . . . . . . . . . . .      158,200
Accrued royalty . . . . . . . . . . . . . . . . . .      302,100
Other accrued liabilities. . .. . . . . . . . . . .      236,400
Current portion of capital lease obligations. . . .       74,300
                                                      ----------
   Total current liabilities. . . . . . . . . . . .    1,193,400

CAPITAL LEASE OBLIGATIONS, net of current portion .       59,500

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 5,000,000 shares
  authorized; No shares issued or outstanding . . .
Common stock, $.001 par value; 20,000,000 shares
   authorized; 5,501,214 shares issued and
   outstanding. . . . . . . . . . . . . . . . . . .        5,400
Additional paid-in capital. . . . . . . . . . . . .    9,146,000
Accumulated deficit . . . . . . . . . . . . . . . .   (9,613,200)
Deferred compensation . . . . . . . . . . . . . . .      293,800
                                                      ----------
   Total stockholders' deficit. . . . . . . . . . .     (168,000)
                                                      ----------
                                                      $1,084,900
                                                      ----------
                                                      ----------



                See accompanying notes to financial statements

                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            1997          1998
                                                            ----          ----
Net sales . . . . . . . . . . . . . . . . . . . . .    $  476,300    $   532,700
Cost of sales . . . . . . . . . . . . . . . . . . .       222,000        278,500
                                                       ----------     ----------
     Gross profit . . . . . . . . . . . . . . . . .       254,300        254,200

Operating Expenses:
   Research and development . . . . . . . . . . . .       306,300        265,600
   Selling and marketing. . . . . . . . . . . . . .       146,000        248,100
   General and administrative . . . . . . . . . . .       362,900        880,600
                                                       ----------     ----------
                                                          815,200      1,394,300
                                                       ----------     ----------

Operating loss. . . . . . . . . . . . . . . . . . .      (560,900)    (1,140,100)
Interest income (expense) . . . . . . . . . . . . .        (5,200)         7,300
Loss before provision for income taxes. . . . . . .      (566,100)    (1,132,800)
Provision for income taxes. . . . . . . . . . . . .        (1,600)
                                                       ----------     ----------
Net loss. . . . . . . . . . . . . . . . . . . . . .    $ (567,700)   $(1,132,800)
                                                       ----------     ----------
Basic and diluted loss per share. . . . . . . . . .    $    (0.15)   $     (0.21)
                                                       ----------     ----------
                                                       ----------     ----------





                See accompanying notes to financial statements

                                  SCOOP, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                          1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . .  . . . . . . . . . . .  $(567,700)    $(1,132,800)
Adjustments to reconcile net loss to net cash
   Used in operating activities:
     Depreciation and amortization. . . . . . . . . .     32,500          57,300
     Deferred compensation. . . . . . . . . . . . . .      8,200          18,200
     Loss on sale of assets . . . . . . . . . . . . .                     45,700
     Changes in:
       Accounts receivable. . . . . . . . . . . . . .    (26,500)         (6,000)
       Prepaid expenses . . . . . . . . . . . . . . .   (394,400)         32,400
       Income tax refund receivable . . . . . . . . .      4,700
       Accounts payable . . . . . . . . . . . . . . .    236,800         (96,800)
       Accrued payroll. . . . . . . . . . . . . . . .    (62,000)         (7,700)
       Accrued royalty. . . . . . . . . . . . . . . .     43,500        (104,100)
       Other accrued liabilities. . . . . . . . . . .    122,900         (53,400)
                                                       ---------     -----------

 Net cash used in operating activities. . . . . . . .   (602,000)     (1,247,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment. . . . . . . . . . . . . . .    (51,900)         (8,000)
   Proceeds from sales of assets. . . . . . . . . . .                     12,000
                                                       ---------     -----------
                                                                           4,000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit (Note 4) . . . . .    150,000
   Proceeds from bridge notes (Note 4). . . . . . . .    300,000
   Repayment of capital lease obligations . . . . . .    (20,300)        (31,300)
   Repayment of covenant-not-to-compete obligation. .     (5,100)
                                                       ---------     -----------
 Net cash provided by financing activities. . . . . .    424,600         (31,300)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .  $(229,300)    $(1,274,500)
CASH AND CASH EQUIVELANTS:
   Beginning of period. . . . . . . . . . . . . . . .    262,400       1,512,600
                                                       ---------     -----------
   End of period. . . . . . . . . . . . . . . . . . .  $  33,100     $   238,100
                                                       ---------     -----------
                                                       ---------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . .  $   8,300     $     7,000
                                                       ---------     -----------
                                                       ---------     -----------
   Income taxes . . . . . . . . . . . . . . . . . . .  $   1,600    $
                                                       ---------     -----------
                                                       ---------     -----------

SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
   Contractual obligations incurred for the
     acquisition of equipment . . . . . . . . . . . .  $  43,700     $    48,500
                                                       ---------     -----------
                                                       ---------     -----------
   Increase in redemption value of redeemable
     shares of common stock . . . . . . . . . . . . .  $  56,200     $
                                                       ---------     -----------
                                                       ---------     -----------

                See accompanying notes to financial statements

                                  SCOOP, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Scoop, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of the balance sheet at March 31, 1998 and the results of operations, and the cash flows for the three months ended March 31, 1998 and 1997. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

In March 1997, the Company reincorporated in the State of Delaware. The accompanying financial statements include the effects of the reincorporation and the resulting increase in the authorized common stock to 20,000,000 shares and authorization of 5,000,000 shares of preferred stock.

2.   INITIAL PUBLIC OFFERING

In April 1997, the Company completed its initial public offering of 1,450,000 shares of common stock at $4.50 per share, resulting in proceeds to the Company of approximately $5.0 million, net of underwriting discounts and commissions and offering expenses. In May 1997, the Company sold an additional 207,050 shares of common stock at $4.50 per share pursuant to the exercise of the underwriters' over-allotment option, resulting in additional net proceeds to the Company of approximately $800,000. Upon the completion of the initial public offering, the mandatory redemption rights associated with 926,664 shares of common stock terminated. As a result of the termination of the redemption rights, the Company reclassified manditorily redeemable common stock to equity.

3.  NEED FOR ADDITIONAL FINANCING

Through March 31, 1998, the Company has incurred significant operating losses and expects significant additional losses in the future. The Company's ability to continue as a going concern is dependent upon future events including its ability to secure additional sources of financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that cash and cash equivalents on hand as of March 31, 1998, will be adequate to meet its capital needs for the next two months. The Company's current operating plan shows that at the end of such two-month period, the Company will require substantial additional capital. The Company is in the process of seeking additional capital through various means, including its efforts to sell its online business information service and its Scoop Media Services division. Additionally, the Company is seeking to obtain additional capital in connection with the proposed acquisition of Multimedia Kid--Intelligence in Education ("MKID")(See Note
7). There can be no assurance, however, that such transactions will occur or that other additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

4.    NET LOSS PER SHARE

As of December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. SFAS No. 128 requires the Company to report basic earnings per share, as defined therein, which excludes common share equivalents from the earnings per share computation, and diluted earnings per share, as defined therein, which assumes dilution from outstanding options and warrants. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS 128. The weighted average number of common shares and redeemable common shares outstanding used in determining basic and diluted loss per share was 5,501,000 in 1998 and 3,753,000 in 1997.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a set of general purpose financial statements. There was no difference between comprehensive income and net income as reported for the three months ended March 31, 1998 and 1997.

In June 1997,the FASB issued SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures described by SFAS 131 are effective in the year ending December 31, 1998 but are not required for interim periods in the year of adoption.

6.    FACILITY LEASE AGREEMENT

In August 1997, the Company entered into a new non-cancelable operating lease for its principal facility (Irvine) which extended through September 2000. The Company vacated its prior facility (Santa Ana) and moved into the Irvine facility in October 1997. The Company recorded a reserve of approximately $330,000 which was equal to the net present value of the remaining lease payments and the net book value of the leasehold improvements associated with the vacated Santa Ana facility.

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

7.  SUBSEQUENT EVENTS

In May 1998, the Company entered into an agreement to acquire 100% of the capital stock of MKID, an Israeli company which develops and markets computer-based educational learning systems. The transaction is subject to the Company raising at least $5 million in equity or debt financing, approval by the Company's stockholders, and the absence of any material adverse change in either the Company or MKID. If the transaction is consummated, the Company will issue to the shareholders of MKID 5,133,333 shares of Scoop common stock and 2,000 shares of convertible preferred stock which are convertible into between 1,950,000 shares and 19,866,667 shares of Scoop common stock based on MKID sales performance. Accordingly, the transaction with MKID will result in substantial dilution to the Company's current stockholders.

In May 1998, the Company also entered into a letter of intent to sell its Scoop Media Services division to a third party for $1.3 million and the assumption by the purchaser of up to $150,000 of liabilities. The transaction is contingent upon satisfactory completion of the purchaser's due diligence, execution of a definitive agreement and approval by the Company's stockholders.

There can be no assurance that the Company's acquisition of MKID or its sale of Scoop Media Services will be consummated.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION AND ANALYSIS IF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES THERETO, RISK FACTORS AND OTHER INFORMATION INCLUDED IN THE COMPANY'S FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

OVERVIEW

Since the Company began operations in May 1990, it has provided publishing services while also developing its information service business. The Company's Scoop Media Services unit sells custom-designed reprints and framed wall displays of published articles from newspapers, magazines and on-line publications. Prior to February 1998, the Company's Scoop Information Services division was developing a web-accessible personalized news service design to meet the needs of business professionals. Due to a lack of capital resources, the Company's Board of Directors voted to stop development and marketing of it's online information services, SCOOP! DIRECT and INTELLISEARCH, and the related technology in February 1998 and to actively seek a buyer for Scoop Information Services.

The Scoop Media Services business information product line has generated substantially all of the Company's net sales to date. In 1997, the Company focused its sales efforts on the growth of the reprint business. In line with this focus, the Company has entered into exclusive contracts with seven publishers, including INVESTORS BUSINESS DAILY and American City Business Journals, to produce and market reprint products from such publications. The Company intends to attempt to further increase its sales of media reprints through addition of new contractual relationships.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales for the three month periods ended March 31, 1997 and 1998.


                                                THREE MONTHS
                                               ENDED MARCH 31,
                                            ---------------------
                                              1997         1998
                                              ----         ----
Net sales. . . . . . . . . . . . . . . . . .   100.0%       100.0%
Cost of sales. . . . . . . . . . . . . . . .    46.6%        52.3%
                                            --------     --------
     Gross profit. . . . . . . . . . . . . .    53.4%        47.7%


Operating expenses:
   Research and development. . . . . . . . .    64.3%        49.9%
   Selling and marketing . . . . . . . . . .    30.7%        46.6%
   General and administrative. . . . . . . .    76.2%       165.2%
                                            --------     --------
                                               171.2%       261.7%

Operating loss . . . . . . . . . . . . . . . (117.8)%     (214.0)%
Interest income (expense), net . . . . . . .   (1.1)%         1.3%
Loss before provision for income taxes . . . (118.9)%     (212.7)%
Provision for income taxes . . . . . . . . .      .3%
                                            --------     --------
Net loss . . . . . . . . . . . . . . . . . . (119.2)%     (212.7)%
                                            --------     --------
                                            --------     --------


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES. Net Sales increased 11.8% in the three months ended March 31, 1998 to $532,700 from $476,300 in the comparable 1997 period. The growth in net sales was principally driven by the Company's focused efforts to expand sales of reprints from its Scoop Media Services product line. The Company has focused its sales efforts on reprints because the Company believes that there is a larger market for reprints than there is for the other products marketed by Scoop Media Services.

Net sales of reprints increased 40.7% in the three months ended March 31, 1998 to $477,100 from $339,000 in the comparable 1997 period. This growth resulted primarily from increased sales generated through the Company's relationship with "Investor's Business Daily" ("IBD"). The Company has been the exclusive provider of content reprints for IBD since August 1995 and derived approximately 52.0% of total net sales for the three months ended March 31, 1998 from the sale of reprints of IBD content.

COST OF SALES.  Cost of sales increased 25.5% in the three months ended
March 31, 1998 to $278,500 from $222,000 in the comparable period in 1997. The increase in cost of sales was primarily driven by higher royalty fees and production costs associated with the growth of reprint sales.

Cost of sales consists primarily of the production costs, subscriptions, shipping and various usage, permission, and royalty fees arising from the reproduction of printed and electronic content for the media products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses decreased 13.3% in the three months ended March 31, 1998 to $265,600 from $306,300 in the comparable 1997 period. This decrease was primarily attributable to the Company's decision in February 1998 to terminate all research and development efforts related to its online information services and to layoff its research and development staff. The Company is in the process of seeking a buyer for its online information services and does not expect to incur any further research and development expenses relating to such services.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 69.9% in the three months ended March 31, 1998 to $248,100 from $146,000 in the comparable 1997 period. The increase was driven by increased sales and marketing headcount and increased expenses for marketing activities relating to the Company's online information services, including advertising and promotional materials. Also contributing to the sales and marketing expenses increase in the 1998 period was the addition of a direct corporate sales force for the online information services during the fourth quarter of 1997 and costs associated with the layoff of such sales force in February 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses increased 142.7% in the three months ended March 31, 1998 to $880,600 from $362,900 in the comparable 1997 period. The increase in G&A expenses was primarily attributable to increases in salary expenses resulting from the expansion of the management team throughout 1997, severance payments incurred in connection with the Company's February 1998 layoff, increases in professional accounting and legal service fees.

The Company implemented cost-cutting measures in November 1997 and decided to significantly reduce overall expenses in conjunction with the Company's decision in February 1998 to discontinue its online information services.
The Company has significantly reduced general and administrative support staff until future financing can be achieved.

INTEREST INCOME (EXPENSE). Interest income was $7,300 for the three months ended March 31, 1998 compared to $5,200 of interest expense in the comparable 1997 period. Net interest income in the 1998 period was primarily attributable to the Company having interest bearing assets as a result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from the $5.8 million in proceeds from its initial public offering in April 1997 and the proceeds of earlier private sales of Common Stock totaling approximately $2.5 million. At March 31, 1998, the Company had approximately $238,100 in cash and cash equivalents. Subsequent to March 31, 1998, the Company continued to experience operating losses and, as a result, the Company had approximately $50,000 cash and cash equivalents at May 15, 1998.

In the three months ended March 31, 1997 and 1998, the Company used $602,000 and $1.2 million, respectively, in operating cash flows primarily to fund the creation of SCOOP! DIRECT and INTELLISEARCH. The Company is committed under its contract with UMI to pay minimum royalty payments of approximately $570,000 in 1998 and $652,000 in 1999. In connection with the Company's decision to stop development and marketing of its online services, the Company is attempting to negotiate a termination of its contract with UMI. There can be no assurance that the Company's efforts will be successful. In addition, the Company is committed under its contract with INVESTOR'S BUSINESS DAILY to pay minimum royalty payments of approximately $400,000 in 1998.

At March 31, 1998, the Company had obligations of approximately $133,800 under equipment leases and debt instruments under which it financed the capital equipment purchases. The lease on the

Company's office space in Santa Ana, California is at rate of $7,607 per month, subject to certain increases, and expires in September 2000. The Company vacated its Irvine, California facility in December 1997 and is currently attempting to negotiate a termination of the lease agreement with respect to that facility.

In February 1998, the Company stopped development and marketing of its Scoop Information Services unit. As a result, the Company's capital requirements for 1998 are expected to decrease from those on 1997.

The Company's ability to continue as a going concern is dependent upon future events, including its ability to secure additional sources of financing or find a strategic investment partner. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that its existing cash and cash equivalents will be adequate to meet its capital needs for the next two months. The Company's current operating plan shows that at the end of June 1998, the Company will require substantial additional capital. The Company is in the process of seeking additional capital through various means, including its efforts to sell its online business information service and its Scoop Media Services division. The Company also is seeking to obtain additional capital in connection with the proposed acquisition of MKID. The Company has not been successful in obtaining additional financing to date and there can be no assurance that it will be able to obtain such additional financing through the consummation of such transactions or otherwise, or that if it does, that such additional financing will be obtainable on terms favorable to the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997,the FASB issued SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures described by SFAS 131 are effective in the year ending December 31, 1998 but are not required for interim periods in the year of adoption.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:


          10.13 Distribution Agreement Between the Company and INVESTOR'S BUSINESS DAILY dated March 15, 1998*
          10.14     Stock Option Agreement between the Company and Rand
                    Bleimeister*
          10.15     Stock Option Agreement between the Company and Michael
                    Baum*
          10.16 Stock Purchase Agreement dated May 7, 1998 among Scoop, Inc., Multimedia Kid--Intelligence in Education ("MKID") and the Shareholders of MKID
          11.1      Computation of Net Loss Per  Share
          27.1      Financial Data Schedule

     ---------------------------------------------------------------------------
     *Incorporated by reference to the corresponding numbered exhibit included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

     (b)  Reports on Form 8-K

     During the three months ended March 31, 1998 the Company filed one report on Form 8-K. The Form 8-K was filed on February 17, 1998 to announce the Company's decision to terminate its online information services, staff layoffs relating thereto and the resignations of three of the Company's directors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: May 15, 1998          /s/ Rand Bleimeister
                        --------------------------------------------------------
                               Rand Bleimeister
                               Chief Executive Officer, President,
                               Chief Financial Officer and Chairman of the Board

                             /s/ Kristy Allan
                             ----------------
                               Controller
                               (Principal Accounting Officer)