Form 10QSB
period 1998-06-30
SCOOP INC/DE
filed 1998-08-14
CIK 1025315

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

            (X) Quarterly Report Pursuant to Section 12 or 15(d) of the
                          Securities Exchange Act of 1934

                    For the Quarterly Period Ended June 30, 1998

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

                     Yes...X...                       No ......

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Common Stock, par value                    5,501,214
              $.001 per share             (outstanding on August 12, 1998)

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                    SCOOP, INC.
                                   BALANCE SHEET
                                    (UNAUDITED)






                                         ASSETS

                                                                                 June 30,
                                                                                   1998
                                                                                   ----
 CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $       42,400
 Accounts receivable, net of allowance for doubtful accounts of $49,600.            184,400
 Prepaid expenses . .. . . . . . . . . . . . . . . . . . . . . . . . . .             65,100
                                                                             --------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . .            291,900


 EQUIPMENT, at cost, net of accumulated depreciation and amortization. .            627,900
                                                                             --------------
                                                                             $      919,800
                                                                             --------------
                                                                             --------------


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      710,200
 Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . . .             145,700
 Accrued royalty . . . . . . . . . . . . . . . . . . . . . . . . . . . .            488,900
 Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .             261,400
 Current portion of capital lease obligations. . . . . . . . . . . . . .             82,600
                                                                             --------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . .          1,688,800

 CAPITAL LEASE OBLIGATIONS, net of current portion . . . . . . . . . . .             42,200

 STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value; 5,000,000 shares authorized;
    No shares issued or outstanding . . . . . . .  . . . . . . . . . . .
 Common stock, $.001 par value; 20,000,000 shares authorized;
    5,501,214 shares issued and outstanding . . . . . . . . . . . . . .               5,400
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .          9,146,000
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,256,400)
 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . .            293,800
                                                                             --------------
    Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .            (811,200)
                                                                             --------------
                                                                             $      919,800
                                                                             --------------
                                                                             --------------


                   See accompanying notes to financial statements

                                   SCOOP, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                     ------------------          --------------------
                                                                     1997           1998         1997             1998
                                                                     ----           ----         ----             ----
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . .    $   485,700    $  633,400   $   962,000     $  1,166,100
 Cost of sales . . . . . . . . . . . . . . . . . . . . . . .        256,500       408,900       478,500          687,400
                                                                -----------    ----------   -----------     ------------
      Gross profit . . . . . . . . . . . . . . . . . . . . .        229,200       224,500       483,500          478,700

 Operating Expenses:
    Research and development . . . . . . . . . . . . . . . .        515,500                     821,800          265,600
    Selling and marketing. . . . . . . . . . . . . . . . . .        199,200        97,300       345,200          345,400
    General and administrative . . . . . . . . . . . . . . .        612,100       768,800       975,000        1,649,400
                                                                -----------    ----------   -----------     ------------
                                                                  1,326,800       866,100     2,142,000        2,260,400
 Operating loss . . . . . . . . . .  . . . . . . . . . . . .     (1,097,600)     (641,600)   (1,658,500)      (1,781,700)
 Other income (expense) . . . . . . . . . .  . . . . . . . .         16,100        (1,600)       10,900            5,700
                                                                -----------    ----------   -----------     ------------
 Loss before provision for income taxes. . . . . . . . . . .     (1,081,500)     (643,200)   (1,647,600)      (1,776,000)
 Provision for income taxes  . . . . . . . . . . . . . . . .                                      1,600
                                                                -----------    ----------   -----------     ------------
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .    $(1,081,500)   $ (643,200)  $(1,649,200)    $ (1,776,000)
                                                                -----------    ----------   -----------     ------------
 Basic and diluted loss per share. . . . . . . . . . . . . .    $     (0.19)   $    (0.12)  $     (0.36)    $      (0.32)
                                                                  -----------    ----------   -----------     ------------
                                                                  -----------    ----------   -----------     ------------





                    See accompanying notes to financial statements

                                   SCOOP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                         --------------------------------
                                                                                             1997                1998
                                                                                             ----                ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (1,649,200)      $  (1,776,000)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .           73,400             114,400
      Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,900              18,200
      Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               45,700
      Changes in:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (54,600)            (43,000)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,500)
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (153,900)            (18,100)
        Income tax refund receivable . . . . . . . . . . . . . . . . . . . . . . . .           15,400
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          104,800             190,900
        Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106,800             (20,200)
        Accrued royalty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           77,400              82,600
        Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           92,800             (28,400)
                                                                                        -------------       -------------
            Net cash used in operating activities. . . . . . . . . . . . . . . . . .       (1,379,700)         (1,433,900)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (255,300)
    Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               (8,000)
    Proceeds from sales of assets. . . . . . . . . . . . . . . . . . . . . . . . . .                               12,000
                                                                                        -------------       -------------
            Net cash(used in) provided by investing activities                               (255,300)              4,000

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligations . . . . . . . . . . . . . . . . . . . . .          (67,500)            (40,300)
    Borrowings under line of credit. . . . . . . . . . . . . . . . . . . . . . . . .          150,000
    Repayment of line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .         (150,000)
    Proceeds from bridge notes . . . . . . . . . . . . . . . . . . . . . . . . . . .          300,000
    Repayment of bridge notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (300,000)
    Repayment of covenant-not-to compete obligation. . . . . . . . . . . . . . . . .          (11,100)
    Proceeds from issuance of common stock (Note 2) . . . . .  . . . . . . . . . . .        5,844,400
                                                                                        -------------       -------------
           Net cash provided by(used in) financing activities. . . . . . . . . . . .        5,765,800             (40,300)

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .    $   4,130,800       $  (1,470,200)
 CASH AND CASH EQUIVELANTS:
    Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          262,400           1,512,600
                                                                                        -------------       -------------
    End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   4,393,200       $      42,400
                                                                                        -------------       -------------
                                                                                        -------------       -------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      20,300       $       5,700
                                                                                        -------------       -------------
                                                                                        -------------       -------------
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       1,600
                                                                                        -------------       -------------
                                                                                        -------------       -------------

 SCHEDULE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
    Contractual obligations incurred for the acquisition of equipment. . . . . . . .    $      43,700       $      48,500
                                                                                        -------------       -------------
                                                                                        -------------       -------------
    Termination of obligations related to redeemable shares of common stock. . . . .    $   2,358,700       $
                                                                                        -------------       -------------
                                                                                        -------------       -------------

                    See accompanying notes to financial statements

                                    SCOOP, INC.
                           NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Scoop, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of the balance sheet at June 30, 1998 and the results of operations, and the cash flows for the three and six month periods ended June 30, 1998 and 1997. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

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

3.   NET LOSS PER SHARE

NET LOSS PER COMMON SHARE - As December 31, 1997, the Company adopted Statement of Accounting Financial Standards (SFAS) and No.128, Earnings Per Share. SFAS No.128 requires the Company to report basic earnings per share, as defined therein, which excludes common share equivalents from the earnings per share computation, and diluted earnings per share, as defined therein, which assumes dilution from outstanding options and warrants. Earnings per share amounts for all periods presented have been restated to conform to the requirements of SFAS No.128. The weighted average number of common shares outstanding used in determining basic and diluted loss per share for the three month periods ended June 30, 1998 and 1997 was 5,501,000 in 1998 and 5,431,000 respectively. The weighted average number of common shares outstanding used in determining basic and diluted loss per share for the six month periods ended June 30, 1998 and 1997 was 5,501,000 in 1998 and 4,546,000 respectively.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a set of general purpose financial statements. There was no difference between comprehensive income and net income as reported for the three and six months ended June 30, 1998 and 1997.

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


5.   NASDAQ DE-LISTING

During the 2nd quarter 1998, Scoop Inc. was notified that they did not meet the minimum listing requirements of the NASDAQ Small Cap Stock Exchange. The company presented a plan to NASDAQ in May, 1998 in which it asked for a 90 day waiver in order to complete the sale of certain operating assets, complete the acquisition of Multimedia KID, an Israeli-based educational software company, and raise up
to $7 million in new financing.    The Company expected this plan would bring
the Company back into compliance with NASDAQ listing requirements. On June 24, 1998, Scoop received notification that it was de-listed from the NASDAQ Small Cap Stock Exchange.


6.   SUBSEQUENT EVENTS

MKID ACQUISITION TERMINATED.    In May 1998, the Company entered into an
agreement to acquire 100% of the capital stock of MKID. This agreement was terminated by MKID due to Scoops' being de-listed from the NASDAQ Small Cap Stock Exchange.

SCOOP, INC. FILES BANKRUPTCY.    Through June 30, 1998, the Company has
incurred significant operating losses and has an accumulated deficit $10,256,000. Because the Company's ability to continue as a going concern is dependent upon its ability to secure additional sources of financing, and since the company has been unable to secure additional sources of financing, Scoop, Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code July 31, 1998. As part of the Company's bankruptcy plan the Company anticipates selling its Scoop Media Services and Scoop Information Services divisions. The proceeds from the anticipated sales of these divisions is expected to enable the company to pay at least
90% of the amount owed to creditors. The sale of both divisions are expected to close in September, 1998. The buyer of Scoop Media Services is expected to be The Call Company of Laguna Hills, California. The Company has signed an Asset Purchase Agreement with The Call Company in which it is agreed that Scoop Media Services assets will be sold to them for the sum of $1.45 million in cash. The buyer for Scoop Information Services is expected to be Solutions Corporation of America of Nashville, Tennessee. The Company is negotiating an asset purchase agreement with Solutions Corporation of America in which these assets will be sold to them for the sum of $300,000. There can be no assurance, however, that such transactions will occur. All asset sales require approval of the bankruptcy court.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION AND ANALYSIS IF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE MONTHS ENDED JUNE 30, 1997 AND 1998 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN THE COMPANY'S FORM 10KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

The Scoop Media Services business information product line has generated substantially all of the Company's net sales to date. In 1997, the Company focused its sales efforts on the growth of the reprint business. In line with this focus, the Company has entered into exclusive contracts with seven publishers, including INVESTORS BUSINESS DAILY and American City Business Journals, to produce and market reprint products from such publications. The Company intends to sell Scoop Media Services to The Call Company of Laguna Hills, California.

The Company initiated development of its Scoop Information Services division technology in early 1994. These efforts were principally financed through contributions by the Scoop Media Services business in 1994 and 1995. In the first half of 1996, the Company completed various rounds of private funding. The private placements completed in April through July 1996 netted the Company approximately $1.4 million and enabled the Company to accelerate its pace of investment in the Scoop Information Services business. Since 1994, the Company has invested approximately $3.5 million in the development of its two on-line news services, SCOOP! DIRECT and INTELLISEARCH including expenditures in development expenses, capital equipment, and content acquisition.

Due to a lack of capital resources, the Company's Board of Directors voted to stop development and marketing of SCOOP! DIRECT and INTELLISEARCH and the related technology in February 1998 and to actively seek a buyer for Scoop
Information Services.    The  Company intends to sell Scoop Information Services
to Solutions Corporation of America of Nashville, Tennessee.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales for the three and six month periods ended June 30, 1997 and 1998.



                                                                         THREE MONTHS                         SIX MONTHS
                                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                                    -----------------------              ----------------------
                                                                    1997               1998              1997              1998
                                                                    ----               ----              ----              ----
 Net sales. . . . . . . . . . . . . . . . . . . . . . . .             100.0%             100.0%            100.0%            100.0%
 Cost of sales. . . . . . . . . . . . . . . . . . . . . .              52.8%              64.6%             49.7%             58.9%
                                                                ------------       ------------      ------------      ------------
      Gross profit. . . . . . . . . . . . . . . . . . . .              47.2%              35.4%             50.3%             41.1%

 Operating expenses:
    Research and development. . . . . . . . . . . . . . .             106.1%              15.4%             85.4%             29.6%
    Selling and marketing . . . . . . . . . . . . . . . .              41.0%                                35.9%             22.8%
    General and administrative. . . . . . . . . . . . . .             126.1%             121.3%            101.4%            141.5%
                                                                ------------       ------------      ------------      ------------
                                                                      273.2%             136.7%            222.7%            193.9%

 Operating loss. . . . . . . . . . . . . . . . . . . . . .          (226.0)%           (101.3)%          (172.4)%          (152.8)%
 Interest income (expense), net. . . . . . . . . . . . . .              3.3%           (   .2)%             1.1 %              .5 %
 Loss before provision for income taxes. . . . . . . . . .          (222.7)%           (101.5)%          (171.3)%          (152.3)%
 Provision for income taxes. . . . . . . . . . . . . . . .                                                    .2
                                                                ------------       ------------      ------------      ------------
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . .          (222.7)%           (101.5)%          (171.5)%          (152.3)%
                                                                ------------       ------------      ------------      ------------
                                                                ------------       ------------      ------------      ------------

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES. Net Sales increased 30.4% in the three months ended June 30, 1998 to $633,400 from $485,700 in the comparable 1997 period. The growth in net sales was principally driven by the addition of an exclusive sales and distribution agreement with American Cities Business Journals, of Charlotte, North Carolina.

COST OF SALES. Cost of sales increased 59.4% in the three months ended June 30, 1998 to $408,900 from $256,500 in the comparable period in 1997. The increase in cost of sales was primarily driven by the aforementioned increase in net sales and the additional cost of royalty payments to American Cities Business Journal. Overall, gross profits from the sale of Scoop! Media products decreased by $4,700 in the three months ended June 30, 1998 compared to the same period in 1997.

Cost of sales consists primarily of the production costs, subscriptions, shipping and various usage, permission, and royalty fees arising from the reproduction of printed and electronic content for the media products.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development ("R&D") expenses
decreased  100%   in the three months ended June 30, 1998 to $  0     from
$515,500 in the comparable 1997 period. This decrease was primarily attributable to the Company's decision in February 1998 to terminate all research and development efforts related to its online information services and to layoff its research and development staff.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased 51.2 % in the three months ended June 30, 1998 to $97,300 from $199,200 in the comparable 1997 period. This decrease is attributed to termination of all business activities relating to Scoop Information Services and an overall cost-cutting measures.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G&A") expenses increased 25.6% in the three months ended June 30, 1998 to $768,800 from $612,100 in the comparable 1997 period. The increase in G&A expense was primarily attributable to employee severance, legal expenses associated with the Company's attempted acquisition of MKID, and accruals for settlements with UMI.

OTHER INCOME (EXPENSE). Interest expense was $1,600 for the three months ended June 30, 1998 compared to $16,100 of interest income in the comparable 1997 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET SALES. Net Sales increased 21.2% in the six months ended June 30, 1998 to $1,166,100 from $962,000 in the comparable 1997 period. The growth in net sales was principally driven by the Company's focused efforts to expand sales of reprints from its Scoop! Media Services product line.

COST OF SALES. Cost of sales increased 43.7% in the six months ended June 30, 1998 to $687,400 from $478,500 in the comparable period in 1997. The increase in cost of sales was primarily driven by higher royalty fees and production costs associated with the growth of the aforementioned net sales. Overall, gross profits from the sale of Scoop! Media products decreased by $4,800 in the six months ended June 30, 1998 compared to the same period in 1997.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased 67.7% in the six months ended June 30, 1998 to $265,600 from $821,800 in the comparable 1997 period. This decrease was primarily attributable to the Company's decision in February 1998 to terminate all research and development efforts related to its online information services and to layoff its research and development staff.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses remained consistent for the six months ended June 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses increased 69.2% in the six months ended June 30, 1998 to $1,649,400 from $975,000 in the comparable 1997 period. The increase in G&A expense was primarily attributable to employee severance, legal expenses associated with the Company's attempted acquisition of MKID, and accruals for settlements with UMI.

OTHER INCOME (EXPENSE). Interest income, net of interest expense, was $5,700 for the six months ended June 30, 1998 compared to $10,900 for the comparable 1997 period. Net interest income in the 1998 period was primarily attributable the Company having interest bearing assets as a result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily from the $5.9 million in proceeds from its initial public offering in April 1997 and the proceeds of earlier private sales of Common Stock totaling approximately $2.5 million. At June 30, 1998, the Company had approximately $42,400 in cash and cash equivalents. Subsequent to June 30, 1998, the Company continued to experience operating losses and, as a result, the Company had approximately $25,000 cash and cash equivalents at August 15, 1998.

At June 30, 1998, the Company had obligations of approximately $124,800 under equipment leases and debt instruments. The lease on the Company's office space in Santa Ana, California is at rate of $7,607 per month, subject to certain increases, and expires in September 2000. The Company vacated its Irvine, California facility in December 1997 and has negotiated a termination of the lease agreement with respect to that facility for the sum of $200,000.

Because the Company's ability to continue as a going concern is dependent upon its ability to secure additional sources of financing, and since the company was unable to secure additional sources of financing, on July 31, 1998 Scoop, Inc. filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.

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

                             PART II - OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          11.1  Computation of Net Loss Per Share
          27.1  Financial Data Schedule
          99.1  Petition for Bankruptcy


     (b)  Reports on Form 8-K

          None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: August 14, 1998         /s/ Rand Bleimeister
                                   ----------------------------------------
                                        Rand Bleimeister
                                        Chief Executive Officer, President,
                                        Chief Financial Officer and Chairman of
                                        the Board

                                   /s/ Kristy Allan
                                   ----------------------------------------
                                        Controller
                                        (Principal Accounting Officer)