Form 10-K
period 1999-12-31
SCOOP INC/DE
filed 2001-02-21
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999

                                       or

[ ]  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange  Act of 1934 For the  transition  period  from  ______________  to
     ______________

                        COMMISSION FILE NUMBER 000-22281

                                   SCOOP, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     33-0726608
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                  Cyberia House
                           Church Street, Basingstoke
                               Hampshire RG21 7QN
                                 United Kingdom
                    (Address of Principal Executive Offices)

                                +44 1256 867 800
                               (Telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                    Common Stock, Par Value $0.001 Per Share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

     Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 2001: $3,757,649. The amount shown is based on the closing price of the registrant's Common Stock on the National Quotation
Bureau's Pink Sheets on that date. Shares of Common Stock known by the registrant to be beneficially owned by 10% shareholders, officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes [X] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Number  of shares  of  Common  Stock  outstanding  at  February  13,  2001:
85,486,716.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                  SCOOP, INC.

     As used in this report, the terms "Scoop," "Company" and "Registrant" mean Scoop, Inc. and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     Scoop, Inc. ("Scoop" or the "Company") is today a holding company owning 100% of the Common Stock of 24STORE (Europe) Limited, a Company incorporated under the laws of England, formerly known as 24STORE.com Limited and currently operating in the United Kingdom and Norway ("24STORE").

THE COMPANY'S HISTORY

     The Company commenced business operations in May 1990. The Company's original business operations focused on the sale of media products and business information services.

     Following an initial public offering, the Common Stock of the Company began trading on the NASDAQ Small Cap Stock Exchange on April 9, 1997 under the symbol "SCPI." During 1997 and 1998 the business failed to be profitable.

     During the second quarter of 1998, the Company was informed that it no longer met the minimum requirements for listing on the NASDAQ Small Cap Stock Exchange and was subsequently de-listed from the exchange on June 24, 1998.

     As previously reported by the Company in its Quarterly Report on Form 10QSB for the quarterly period ended June 30, 1998 (filed August 14, 1998), on July 31, 1998 the Company filed a voluntary petition commencing a case under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") as Case No. SA 98-20799 RA.

     As of December 7, 1999, in accordance with a Plan of Reorganization approved by the Bankruptcy Court, InfiniCom AB, a company registered in Sweden, had acquired a total of 60,783,219 shares of Common Stock of the Company (representing approximately 90% of the outstanding shares of Common Stock of the Company) in exchange for 100% of the Common Stock of 24STORE.

THE BUSINESS TODAY

     24STORE's current business operations are held in the following three wholly-owned subsidiaries of 24STORE:

* 24STORE AS, a company registered in Norway in 1992, sells computer and electronics products primarily to the business sector. Based approximately ten miles from Oslo, Norway, the business was originally a catalogue based sales operation selling computer peripherals and standard "shrink-wrapped" software applications. Today the business sells a wide range of computer hardware, software, and other electronics products, generating revenue with repeat business from its existing customer base, advertising in national computer magazines, and from its web site, www.24STORE.com/no.

* LapLand (UK) Limited, a company registered in England in 1991, supplies primarily business customers with computer and electronics products. Operating from the Company's executive offices based approximately forty miles west of London, the company sells a wide range of mobile computing and related products, sourced from major computer manufacturers. The business is generated from an active telesales team, working on inquires from the existing customer base, regular advertising in national computer magazines, and from the company's web site, www.lapland.co.uk.

* Mobile Planet Limited, a company registered in England in 1992, is a wholesaler of mobile computing and related products. The company acts as a distributor in the United Kingdom for major brand name computer manufacturers, and related peripheral products. Based from the same facility as LapLand (UK) Limited, the business generates revenues from an established base of trade accounts.

     In addition to the foregoing three operating companies, 24STORE also holds 100% of the outstanding capital stock of Cyberia (UK) Limited, a company registered in England ("Cyberia"), whose sole purpose is to hold title to the real property on which the Company's headquarters are located.

PRODUCTS AND SERVICES

     The Company's primary products are computer and electronics products. The products are sourced either directly from the manufacturers or purchased from national distributors. In both value and volume terms, the largest product line today is the supply of mobile computers, although the company also supplies "shrink-wrapped" computer software and other computer hardware including Desktop PCs and File Servers.

SALES AND MARKETING STRATEGY

     The Company's traditional sales methods consisted of mail-order catalogues and telephone sales of computer and electronic equipment to business customers. In recent years, these traditional sales methods have been complemented by steadily increasing web based sales. The Company believes that its future is based on a combination of these three sales methods.

     In addition to its current operating businesses, 24STORE is the registrant and owner of a unique group of over 200 internet domain names, all commencing with the "24" prefix. The Company intends to develop its business using these domain names to diversify the products and services that the Company offers. The Company believes common usage of the "24" brand will allow synergistic cost savings to be achieved in a wide range of product and service categories. The domain names can each be categorized under a number of key areas; some of these domains, together with their respective products and services categories, are listed below:

RETAIL            SERVICES                  MEDIA             FINANCE

24STORE.COM       24SOLUTIONS.COM           24MEDIA.COM       24FINANCE.COM
24SHOPPING.COM    24SUPPORT.COM             24RADIO.COM       24BANK.COM
24MOBILE.COM      24HELP.COM                24TV.COM          24BID.COM
24FASHION.COM     24OFFICE.COM              24DAILY.COM       24CASH.COM
24WINE.COM        24PEOPLE.COM              24CHAT.COM        24LOAN.COM
24BOOKS.COM       24SERVICES.COM            24MAIL.COM        24TRADING.COM

     Using these domain names, the Company's strategy is to:

* Expand its retail and product supply operations by organic and acquisitive growth into new product categories and new geographies. The Company currently supplies primarily computing and electronic products but believes that organic growth can be achieved by utilizing existing supplier relationships to move into new product categories. The Company will look to acquire synergistic businesses to move into more diverse product categories and new geographies.

* Develop service, support and solutions based businesses around the relevant "24" domain names. The Company envisages that its initial ventures will be in information technology consulting where it intends to maximize synergies with its majority shareholder InfiniCom AB, which owns a number of consulting companies in IT security, systems integration, logistics and e-commerce sectors. In the longer term the Company intends to move into other service and support businesses.

* Look to maximize the value of the domains in the media and financial services sectors. Where the Company has limited relevant experience it will explore joint venture or licensing opportunities.

COMPETITION

     The computer/electronic products markets continue to evolve rapidly and are extremely competitive, and the Company expects competition to intensify in the future. The Company competes with a significant number of other companies in the sale of computer and electronics products. Current and potential competitors of the Company include, but are not limited to: (1) online vendors of computer/electronics products, (2) mail order vendors of computer/electronics products, (3) system integrators and value added resellers, (4) direct sales operations of computer/electronics manufacturers, and (5) retailers.

     The Company believes that the principal competitive factors affecting its business include its ability to secure merchandise for sale at favorable terms and attract new customers at a favorable customer acquisition cost through its mail order, telephonic, and internet sales channels. Although the Company believes that it can compete favorably in such a competitive atmosphere, the Company cannot be assured that it will be able to maintain a competitive position against current and future competitors.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company has relied, and intends to continue to rely, upon the protection of trademark law. In addition, the Company relies on confidentiality agreements with its employees to protect its proprietary rights. There can be no assurance that the steps taken, and anticipated to be taken, by the Company to protect its intellectual property rights will be adequate or that third parties will not infringe or misappropriate the Company's domain names, copyrights, trademarks, trade names, trade secrets, patents (if any) and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

GOVERNMENT REGULATION

     The Company is subject, both directly and indirectly, to various laws and governmental regulations (primarily those imposed by the European Union) relating to its business operations. There are currently few laws or regulations directly applicable to commercial activities over the Internet. However, due to increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect thereto. These laws and regulations may cover issues such as user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secret and personal privacy is uncertain and developing. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on the Company's business.

EMPLOYEES

     As of January 31, the Company employed a total of 39 persons, including 20 in sales and marketing, 9 in operations and 10 in general and administrative functions. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in Basingstoke, United Kingdom, approximately forty miles west of London. The Company, through a wholly-owned subsidiary named Cyberia (UK) Limited, owns the freehold of its office and warehouse space in the United Kingdom for use in the ordinary course of its business. The property, which is approximately 7,800 square feet, was constructed in 1959, and substantially refurbished in 1998. In addition, for its business in Norway the Company leases office and warehouse space of approximately 2,800 square feet located approximately ten miles outside Oslo, Norway. The lease of the Norwegian property is on a month-to-month basis and requires notice of three months by either party to terminate.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is subject to litigation in the ordinary course of its business. In the opinion of management, none of the currently pending litigation is likely to have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In connection with the Company's bankruptcy proceedings which continued during the year ended December 31, 1999, the Disclosure Statement and Plan of Reorganization approved by the Bankruptcy Court by an order dated August 5, 1999 were promptly thereafter distributed to the Company's creditors and shareholders for approval as a part of the bankruptcy process, which approval was subsequently obtained.

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS.

     The Company's Common Stock is currently quoted on the National Quotation Bureau's Pink Sheets under the symbol "SCPI." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as quoted on the NASDAQ Small Cap Stock Exchange, the OTC Bulletin Board and the National Quotation Bureau's Pink Sheets, as indicated below:

                                             Bid
Quarter Ended                       High              Low

December 31, 2000                  $1.500            $0.063
September 30, 2000                 $1.375            $0.500
June 30, 2000                      $2.650            $0.626
March 31, 2000                     $3.680            $0.875

December 31, 1999                  $1.620            $0.688
September 30, 1999                 $1.370            $0.500
June 30, 1999                      $0.500            $2.038
March 31, 1999                     $0.969            $0.463

     On February 13, 2001 the last reported sales price for the Company's Common Stock on the National Quotation Bureau's Pink Sheets was $0.625 per share.

     As of February 13, 2001, there were 189 shareholders of record.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

Sale of Unregistered Securities

On December 7, 1999, in accordance with the Plan of Reorganization approved by the Bankruptcy Court, the Company issued and sold to InfiniCom AB 60,783,219 shares of Common Stock of the Company in exchange for 100% of the capital stock of 24STORE. As additional consideration for InfiniCom's acquisition of such Common Stock, and as an incentive for the creditors of the Company to approve and support the foregoing transaction as a part of the bankruptcy process, InfiniCom paid the sum of $225,000, plus interest thereon, to the Company to be used for payment to holders of all allowed general unsecured claims to the extent that the bankruptcy estate of the Company was insufficient to pay in full the allowed amount. InfiniCom also paid an additional sum of $125,000 to the Company to reimburse the Company for certain transaction costs associated with the negotiation, documentation and consummation of the foregoing transaction. The issuance of securities in connection with the foregoing transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.


ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 1999 and is derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         Year Ended December 31,
                                                -----------------------------------------------------------------------
                                                    1999           1998           1997           1996           1995
Revenue                                          $22,070,173    $5,453,410     $4,102,762     $3,158,982     $2,400,639

Operating Income/(Loss)                         ($4,921,367)      $130,993       $162,882         $9,119        $35,187

Net Income/Loss                                 ($5,626,018)      $112,774       $107,791        ($2,960)       $18,230


Income/(Loss) per share, basic and diluted           ($0.09)         $0.00          $0.00          $0.00          $0.00

weighted average number of shares outstanding     64,703,528    60,783,219     60,783,219     60,783,219     60,783,219

Working capital (deficit)                       ($8,146,694)       $65,794       $110,708         $8,714         $7,664

Total Assets                                     $11,942,175    $1,012,940       $748,961       $814,800       $586,674

Long-Term Debt                                    $2,261,520            $0             $0             $0             $0

Total Shareholders equity (deficit)             ($5,579,076)      $138,739       $117,495        $19,461        $22,623

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPANY OVERVIEW

     Scoop, Inc. ("Scoop" or the "Company") was incorporated in 1996 in the state of Delaware and began operations as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In September 1999, the Company filed a Plan of Reorganization ("Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999. Pursuant to the Plan, Scoop was acquired in a reverse merger with 24STORE.com Limited ("24STORE"), pursuant to which 24STORE's parent company acquired 91% of the outstanding shares of Scoop, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE. Since the shareholders of 24STORE became the controlling shareholders of Scoop after the exchange, 24STORE is treated as the acquiree for accounting purposes. No value has been assigned to the assets and liabilities of the acquired company, as it is emerging from a formal bankruptcy plan of reorganization. Proforma operating results as if the acquisition had taken place at the beginning of the period have not been presented as there are no operations of the acquiree. The financial position and results of operations of the acquiree are included in the consolidated statements of the Company.

     24STORE was incorporated on July 28, 1998 in England and Wales, and was a wholly owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden, whose principal activity is that of a holding company. On April 9, 1999, 24STORE entered into a Share Purchase Agreement, whereby it acquired from its parent company several companies registered in Sweden and Norway. All of the Swedish entities either entered bankruptcy or ceased operations soon after the transfer. The Norwegian entity, as the only ongoing concern, has been treated as the predecessor company, and accordingly, its financial position and results of operations have been presented for the periods preceding the reverse merger.

     On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, which companies were related through common ownership.

Reorganization:

     On April 9, 1999, 24STORE and its parent company, InfiniCom AB, entered into a share purchase agreement, whereby 24STORE received all the outstanding shares of several of InfiniCom's subsidiaries, in exchange for 9,999,980 newly issued shares of 24STORE and a note payable of $2,368,000. The transaction was treated as a reorganization, with the transfer of assets and liabilities accounted for at historical cost, after adjustment to US generally accepted accounting principles, in a manner similar to that in pooling of interests accounting, in accordance with APB 16 paragraph 5. The historical costs transferred include goodwill of approximately $2,312,960, which had been recognized upon the parent company's original acquisition of the transferred subsidiaries. Included in this transaction 24STORE issued a note payable to InfiniCom for $1,581,000 for the costs incurred in the development of certain software by one of the transferred subsidiaries. These costs were expensed as research and development during the year ended December 31, 1999.

Acquisitions:

     On May 6, 1999, 24STORE purchased all the issued ordinary shares of Lapland UK, Mobile Planet and Cyberia ("UK Group") in a share purchase agreement with the shareholders of the acquired companies. The three acquired entities were each owned by the same two shareholders, unrelated to 24STORE or its parent company. As a part of the acquisition, 24STORE received all the outstanding shares of stock of the three companies, for consideration of cash and notes of approximately $3,420,000 and 700,000 shares of InfiniCom's outstanding shares.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the acquisition cost of approximately $4,760,000 has been allocated to the assets acquired and liabilities assumed based on estimates of their fair value. A total of approximately $3,616,000, representing the excess of acquisition costs over the fair value of the UK Group's tangible net assets, has been allocated to goodwill and is being amortized over 5 years.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of total net sales for the fiscal years ended December 31, 1999, 1998, 1997 and 1996. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

                                                                     YEAR ENDED DECEMBER 31,

                                                  1999            1998             1997              1996
                                                 ---------------------------------------------------------
Net sales                                        100.0%          100.0%           100.0%            100.0%
Cost of sales                                     87.6%           80.6%            79.6%             80.3%
  Gross profit                                    12.4%           19.4%            20.4%             19.7%
Operating expenses:
  Selling general and administrative              21.9%           17.0%            16.5%             19.4%
  Goodwill amortization                            3.8%
  Impairment loss on investments                   9.0%
    Total operating expenses                      34.7%           17.0%             3.9%             19.4%
                                                  --------------------------------------------------------
Net Income (Loss) from operations               (22.3)%            2.4%             3.9%              0.3%
Net Interest expense                               2.7%            0.0%             0.3%              0.4%
Loss before provision for income taxes          (25.0)%            2.4%             3.6%            (0.1)%
Provision for income taxes                         0.5%            0.3%             0.3%              0.0%
Net Income (Loss)                               (25.5)%            2.1%             2.6%            (0.1)%

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999, 1998, 1997 and 1996.

     NET SALES. Net sales for the years ended December 31, 1999, 1998, 1997 and 1996 were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                              1999              1998             1997              1996
                                          ----------------------------------------------------------------
Net sales                                 $22,070,173        $5,543,410       $4,102,762        $3,158,982
% increase from                                298.1%             35.1%            29.9%
  the previous year

     Net sales for the years ended December 31, 1999, 1998, 1997 and 1996 were all derived from operations in Norway. The increase in net sales for the year ended December 31, 1999 is a result of the acquisition of the UK Group, and the inclusion of their operations in the consolidated financial statements. The UK Group's net sales for the period from acquisition to December 31, 1999 amounted to approximately $16,086,000.

     GROSS PROFIT. Gross profit for the years ended December 31, 1999, 1998, 1997 and 1996 were as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                1999            1998              1997              1996
                                             -------------------------------------------------------------
Gross profit                                 $2,750,669      $1,061,596         $839,750          $621,320
% increase from                                  159.1%           26.4%            31.2%
  the previous year
Gross margin                                      12.4%           19.4%            20.4%             19.7%

     Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers. The Gross margins for the years ended December 31, 1998, 1997, and 1996 were fairly consistent, with Gross profits increasing in line with the growth in Net sales. The reduction in Gross margin for the year ended December 31, 1999 reflects the lower gross margins of the UK Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative ("SG&A") expenses for the years ended December 31, 1999, 1998, 1997 and 1996 were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                1999             1998             1997              1996
                                             -------------------------------------------------------------
Selling, general and administrative          $4,826,875        $930,603         $676,868          $612,201
% increase from the previous year                418.7%           37.5%            10.6%
% of net sales                                    34.7%           17.0%            16.5%             19.4%

     SG&A expenses for the year ended December 31, 1997 increased 10.6% to $676,868 from $612,201 in the year ended December 31, 1996. The increase in SG&A for the 1997 fiscal year was attributable to an overall increase in expenditure generated by the higher level of sales. SG&A expenses for the year ended December 31, 1998 increased 37.5% from the year before to $930,603. The increase in SG&A for the 1998 fiscal year was primarily attributable to an increase in marketing expenses. SG&A expenses for the year ended December 31,1999 increased 418.7% from the year before to $4,826,875. The increase in SG&A for the 1999 fiscal year was primarily attributable to the inclusion of the SG&A expenses of the UK Group, the legal and accounting fees and costs involved in the reorganization and reverse merger between the Company and 24STORE, and Research and Development expenditure related to the Company's web sites incurred in the Company's Swedish subsidiaries.

GOODWILL AMORTIZATION.

     There was no goodwill amortization for the years 1998, 1997, and 1996. Goodwill amortization for the year ended December 31, 1999 was $839,087. The 1999 goodwill charge is attributable to the acquisition of the UK Group. It is likely that the Company's business will continue to expand through acquisitions, which would cause the amortization of goodwill and other intangibles to increase.

IMPAIRMENT LOSS ON INVESTMENTS.

     The Impairment loss on investments for the year ended December 31, 1999 was $2,006,074. This charge represents a full provision against the Company's investment in its Norwegian subsidiary 24STORE AS, which although still trading, has suffered a substantial loss of capital.

     INTEREST EXPENSES. Interest expenses, net of interest income for the years ended December 31, 1999, 1998, 1997 and 1996 were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                  1999            1998             1997              1996
                                               -----------------------------------------------------------

Interest income                                 $17,660         $10,660           $4,174            $3,047
% change from the previous year                   65.7%          155.3%            37.0%
Interest expenses                              $617,231         $11,899          $17,329           $15,127
% change from the previous year                 5087.7%         (31.4)%            14.6%

     Interest income represents interest received on cash deposits. Interest expenses include interest payable on bank overdrafts, mortgages, receivables financing arrangements, and other loans. The increase in interest expenses in the year ended December 31, 1999 is primarily attributable to the acquisition of the UK Group which has a bank loan and operates with receivables financing arrangements, and interest on loan notes due to related parties as a result of the reorganization and acquisitions. See discussion in "Item 13 - Certain Relationships and Related Transactions."

     INCOME TAXES. Income taxes, for the years ended December 31, 1999, 1998, 1997 and 1996 were as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                 1999            1998             1997              1996
                                               -----------------------------------------------------------
Income taxes                                   $105,080         $16,980          $41,936           $------

LIQUIDITY AND CAPITAL RESOURCES

January 1, 1996 to December 31, 1998

     Cash and cash equivalents at December 31, 1998 were $242,529 compared to $142,278 as of December 31, 1997 and $248,473 as of December 31, 1996.

     Cash provided by operating activities was $84,513 in 1998 compared to net cash used by operating activities of $106,195 in 1997 and net cash provided by operating activities of $163,655 in 1996.

     As of December 31, 1998 the Company had working capital of $65,794 compared to working capital of $110,708 as of December 31, 1997.

     Cash provided by investing activities was $15,739 in 1998, compared to no cash provided by investing activities in 1997 and 1996.

     Previous to its acquisition of the UK Group in May 1999, the Company did not have any credit facilities, and was financed totally by operations, or loans from its parent company. Also previous to the acquisitions which occurred in the year ended December 31, 1999 (discussed below) the Company did not have any major indebtedness to outside sources.

January 1, 1999 to December 31,1999

     As of December 31, 1999 the Company had a working capital deficit of $8,146,694. Included in current assets were Cash and cash equivalents of $1,860,445, and receivables, net, expected to be collected within one year of $4,310,494. During the year ended December 31, 1999 cash provided by operating activities was $1,704,258 and cash used by investing activities was $86,622. During this period, a portion of the acquisition costs were funded through the issuance of common stock and Notes payable. Included in current liabilities, as of December 31, 1999 were short-term notes payable to related parties of $7,174,297 that were satisified by the issuance of common stock of the Company on March 31, 2000. See "Item 13 - Certain Relationships And Related Transactions."

     In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables and (2) a ten year mortgage expiring in 2008, secured by the underlying property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

     As of December 31, 2000 the Company had cash and accounts receivable due to be collected within one year of $5,600,000, and indebtedness and related accrued interest of $7,100,000, of which $7,100,000 matures in one year.

     The Company believes its current resources of cash and cash equivalents, accounts receivable and available credit line are anticipated to be sufficient to meet cash needs for working capital and capital expenditures for at least the next six months. If available cash and cash generated from operations is insufficient to satisfy liquidity requirements, selling additional equity or debt securities may be required. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the United Stated Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities", effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of the Staff
Accounting Bulletin to the Company's financial statements. However, any potential accounting changes are not expected to result in a material change in the amount of revenues we ultimately expect to realize.

RISK FACTORS

     Some of the statements in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1 - Business" and elsewhere in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

     In addition to the factors discussed elsewhere in this report, the following additional factors may affect the Company's future operations and financial results.

COMPETITION FROM DIRECT SALES

     The Company may face increased competition from manufacturers that sell products directly over the Internet or by telephone, such as Dell and Gateway. Many of these companies have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. There can be no assurance that the Company will be able to compete effectively against such companies and that the purchasing patterns of the Company's customers will not increasingly shift to the direct sales channels of distribution. Such increased competition and changes in purchasing patterns may adversely affect the Company's future operations and financial results.

PROTECTION OF THE COMPANY'S DOMAIN NAMES

     The Company currently holds various domain names commencing with the "24" prefix. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States, the United Kingdom and in other countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, the Company may be unable to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of the Company's trademarks and other proprietary rights. The Company may not successfully carry out its business strategy of establishing a strong brand for the "24" prefix if the Company cannot prevent others from using similar domain names or trademarks. This could impair the Company's ability to increase market share and revenues.

RAPID TECHNOLOGICAL CHANGE

     The industry in which the Company competes is characterized by rapid technological change, frequent introductions of new products and services, changes in customer demands and evolving industry standards. The introduction or announcement of new products or services by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products or services obsolete or unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future results of operations will depend, in part, upon its ability to enhance its products and services and to introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards, as well as address the increasingly sophisticated needs of the Company's customers. Failure of the Company to introduce, for technological or other reasons, new products and services in a timely and cost-effective manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the introduction or announcement of new product or service offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of the Company's products or services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

SYSTEM INTERRUPTION AND SECURITY RISKS

     The Company's operations are dependent, in part, on its ability to protect its systems from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer systems, including its processing operations, are currently located in Basingstoke, United Kingdom and Oslo, Norway. The Company conducts system backups daily, which are taken off site each evening. The Company's computer programs are password protected and firewalls, anti-virus software and uninterruptable power supplies are in place. However, there can be no assurance that damage to or failure of any of the Company's central computer systems will not take place. Any such damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Persistent problems continue to affect public and private data networks. Computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the Company and the parties utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design and security systems to prevent unauthorized employee access, it is possible that, despite such safeguards, an employee of the Company could obtain access, which would also expose the Company to a risk of loss or litigation and possible liability to customers or other users. There can be no guarantee that the growth of the Company's customer base will not strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

LIMITED OPERATING HISTORY

     The Company has a limited operating history on which to base an evaluation of its business and prospects. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as computer and electronic products and online commerce. Because of the Company's limited operating history, it is difficult to assess whether the Company will succeed at executing on its business strategy, managing growth, and addressing the market risks that it faces in a rapidly developing market.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company may need to raise additional funds in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complimentary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition.

CONTROL BY EXISTING SHAREHOLDER

     InfiniCom AB beneficially owns approximately 79% of the outstanding shares of the Company's Common Stock. As a result, this stockholder will be able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by such shareholders.

VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock has in the past and may in the future be subject to significant fluctuations. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's Common Stock.

RECENT SIGNIFICANT CHANGES TO BUSINESS

     The Company has experienced significant changes in its business, including changes resulting from recent acquisitions and other business combinations. Such changes have placed and may continue to place a significant strain upon the Company's management, systems and resources. The Company's ability to compete effectively and to manage future changes will require the Company to continue to improve its financial and management controls, reporting systems and procedures, budgeting and forecasting capabilities on a timely basis and adequately train and manage its employee work force. There can be no assurance that the Company, or the Company's current management, will be able to manage such changes successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not hold any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company believes that the market risk arising from holdings of its financial instruments is not material. However, all of the Company's operations are conducted through its subsidiary 24STORE and denominated in either British pounds sterling or Norwegian Krona, and none of the Company's revenues are generated in U.S. dollars. For consolidation purposes, the assets and liabilities of 24STORE are converted to U.S. dollars using year-end exchange rates and results of operations are converted using a monthly average rate during the year. Fluctuations in the currency rates between the United Kingdom, Norway and the United States may give rise to material variances in reported earnings of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                   SCOOP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                    CONTENTS
                                                                          Page
Independent Auditors' Report                                          F-1

Financial Statements:
  Consolidated Balance Sheets                                         F-2
  Consolidated Statements of Income (Operations)                      F-3
  Consolidated Statement of Shareholders' Equity (Deficit)            F-4
  Consolidated Statements of Cash Flows                               F-5
  Notes to Consolidated Financial Statements                          F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Scoop, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Scoop, Inc. and subsidiary at December 31, 1999, 1998 and 1997 and the related consolidated statements of income (operations), shareholders' equity (deficit) and cash flows for the four years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scoop, Inc. and subsidiary at December 31, 1999, 1998 and 1997 and the results of its operations and cash flows for each of the four years in the period ended December 31, 1999, in conformity with United States generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
December 22, 2000 (except for Note 3,
  which is as of January 9, 2001)

                                                           SCOOP, INC.

                                                    CONSOLIDATED BALANCE SHEETS

                                 ASSETS                              December 31,        December 31,        December 31,
                                                                         1999                1998                1997
Current assets:
  Cash and cash equivalents                                          $     1,860,445    $        242,529   $       142,278
  Accounts receivable, less allowance for doubtful
    accounts of $155,994 at December 31, 1999                              4,310,494             614,799           492,088
  Inventories                                                                942,098              82,667           107,808
                                                                     ---------------    ----------------   ---------------

          Total current assets                                             7,113,037             939,995           742,174

Loan receivable, related party                                                63,364              62,199                 -

Property and equipment, net of
  accumulated depreciation                                                 1,619,223              10,746             6,787

Goodwill, net of accumulated amortization                                  3,146,551                   -                 -
                                                                     ---------------    ----------------    --------------

                                                                     $    11,942,175    $      1,012,940   $       748,961
                                                                     ===============    ================   ===============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              $     5,867,173    $        788,744   $       631,466
  Due to Lombard Natwest                                                   2,042,893                   -                 -
  Income taxes payable                                                        71,770                   -                 -
  Short-term notes payable, related parties                                7,174,297                   -                 -
  Group contribution payable, related party                                        -              85,457                 -
  Current maturities of notes payable, bank                                  103,598                   -                 -
                                                                     ---------------    ----------------    --------------

          Total current liabilities                                       15,259,731             874,201           631,466
                                                                     ---------------    ----------------   ---------------

Long-term note payable, related party                                      1,927,805                   -                 -
                                                                     ---------------    ----------------    --------------

Note payable, bank, less current maturities                                  333,715                   -                 -
                                                                     ---------------    ----------------    --------------

Shareholders' equity:
  Preferred stock $.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.                                   -                   -                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 66,795,458, 60,783,219 and 60,783,219,
    shares issued and outstanding, respectively                                7,390               7,390             7,390
  Other comprehensive loss                                                  (191,794)            (99,997)           (8,467)
  Retained earnings (accumulated deficit)                                 (5,394,672)            231,346           118,572
                                                                     ---------------    ----------------   ---------------

     Total shareholders' equity (deficit)                                 (5,579,076)            138,739           117,495
                                                                     ---------------    ----------------   ---------------

                                                                     $11,942,175        $      1,012,940   $       748,961
                                                                     ===============    ================   ===============

                   See accompanying independent auditors' report and notes to consolidated financial statements.

                                                                      F-2

                                                            SCOOP, INC.

                                          CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                                                Years ended December 31,
                                                      ------------------------------------------------------------------------------
                                                              1999             1998               1997                1996
Revenue                                               $    22,070,173    $   5,453,410      $   4,102,762     $     3,158,982

Cost of Revenue                                            19,319,504        4,391,814          3,263,012           2,537,662
                                                      ---------------    -------------      -------------     ---------------

Gross profit                                                2,750,669        1,061,596            839,750             621,320
                                                      ---------------    -------------      -------------     ---------------

Operating expenses:
  Selling, general and administrative expenses              4,826,875          930,603            676,868             612,201
  Goodwill amortization                                       839,087                -                  -                   -
  Impairment loss on investments                            2,006,074                -                  -                   -
                                                      ---------------    -------------      -------------      ---------------
                                                            7,672,036          930,603            676,868              612,201
                                                      ---------------    -------------      -------------      ---------------

Income (loss) from operations                              (4,921,367)         130,993            162,882                9,119
                                                      ---------------    -------------      -------------      ---------------

Interest income                                               (17,660)         (10,660)            (4,174)             (3,047)
Interest expense                                              617,231           11,899             17,329              15,126
                                                      ---------------    -------------      -------------      --------------
                                                              599,571            1,239             13,155              12,079

Income (loss) before income taxes                          (5,520,938)         129,754            149,727              (2,960)

Income taxes, principally current                             105,080           16,980             41,936                   -
                                                      ---------------    -------------      -------------      --------------

Net income (loss)                                     $    (5,626,018)   $     112,774      $     107,791      $       (2,960)
                                                      ===============    =============      =============      ==============

Net loss per share - basic and diluted                          (0.09)            0.00               0.00      $        (0.00)
                                                      ================   =============      =============      ===============

Weighted average number of shares outstanding -
 basic and diluted                                         64,703,528       60,783,219         60,783,219           60,783,219
                                                      ===============    =============      =============      ===============

                   See accompanying independent auditors' report and notes to consolidated financial statements.

                                                                 F-3

                                                            SCOOP, INC.

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                   Retained
                                                                                  Other            earnings/             Total
                                                       Common stock           comprehensive       accumulated        shareholders'
                                               Shares              Amount     income/(loss)        (deficit)       equity/ (deficit)
Balance at December 31, 1995, as
  previously presented, restated
  for effect of reverse merger with
  24STORE.com, LTD. (see Note 1)             60,783,219            $7,390       $   1,492         $     13,741       $    22,623

Foreign currency translation                                                         (202)                                  (202)
Net loss for the year ended
  December 31, 1996                                                                                     (2,960)           (2,960)
                                             ----------            ------       ---------         ------------       -----------

Balance at December 31, 1996                 60,783,219            7,390            1,290               10,781            19,461

Foreign currency translation                                                       (9,757)                                (9,757)
Net income for the year ended
  December 31, 1997                                                                                    107,791           107,791
                                             ----------            ------       ---------         ------------       -----------

Balance at December 31, 1997                 60,783,219             7,390          (8,467)             118,572           117,495

Foreign currency translation                                                                          (91,530)           (91,530)

Net income for the year ended
  December 31, 1998                                                                                    112,774           112,774
                                             ----------            ------       ---------         ------------       -----------

Balance at December 31, 1998                 60,783,219             7,390         (99,997)             231,346           138,739

Shares issued in connection with
  acquisition of 24STORE.com, LTD.            6,012,238

Foreign currency translation                                                      (91,797)                               (91,797)

Net loss for the year ended
  December 31, 1999                                                                                 (5,626,018)       (5,626,018)
                                             ----------            ------       ---------         ------------       -----------

Balance at December 31, 1999                 66,795,457            $7,390       $(191,794)      $  (5,394,672)       $(5,579,076)
                                             ==========            ======       =========       =============        ===========

                  See accompanying independent auditors' report and notes to consolidated financial statements.

                                                                F-4

                                                            SCOOP, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                Years ended December 31,
                                                                                 ---------------------------------------------------
                                                                                    1999           1998       1997         1996
Cash flows provided by (used for) operating activities:
  Net income (loss)                                                              (5,626,018)     112,774     107,791     (2,960)
  Adjustments to reconcile net income (loss) to net cash
      Depreciation                                                                  127,751        3,961       3,961      4,211
      Amortization of goodwill                                                      839,087            -           -          -
      Impairment loss on investments                                              2,006,074            -           -          -
      Expense incurred in exchange for note payable                               1,581,000            -           -          -
      Foreign currency translation                                                  (67,964      (94,100)    (29,088)    (1,720)
      Provision for bad debts                                                       155,994            -           -          -

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                                        (3,828,292)    (142,537)   (131,866)  (100,979)
      Inventories                                                                  (859,431)      21,698       5,233     27,297

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts payable and accrued expenses                                       7,321,258      204,153    (104,162)   245,280
      Income taxes payable                                                           55,079      (21,436)     41,936     (7,474)
                                                                                  ---------      -------     -------    -------

          Net cash provided by (used for) operating activities                    1,704,538       84,513    (106,195)   163,655
                                                                                  ---------      -------    --------    -------

Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                                                   -      (7,922)           -          -
  Due to/from related parties                                                        (1,165)    (63,275)           -          -
  Group distributions                                                               (85,457)     86,936            -          -
                                                                                  ---------     -------     --------    -------

          Net cash provided by (used for) investing activities                      (86,622)     15,739            -          -
                                                                                  ---------     -------     --------    -------

Net increase (decrease) in cash                                                   1,617,916     100,251     (106,195)   163,655
Cash, beginning of year                                                             242,529     142,278      248,473     84,819
                                                                                  ---------     -------     --------    -------

Cash, end of year                                                                 1,860,445     242,529      142,278    248,474
                                                                                  =========     =======     ========    =======


Supplemental disclosure of cash flow information:
  Interest paid                                                                     178,694       9,971       16,352     15,061
                                                                                  =========     =======       ======     ======
  Income taxes paid                                                                 187,203      16,718       39,890          -
                                                                                  =========     =======       ======     ======

Supplemental disclosure of non-cash investing and financing activities:
  Issuance of common stock in connection of acquisitions                          2,760,070           -            -          -
                                                                                  =========     =======       ======     ======
  Issuance of notes payable in connection with acquisitions                       9,102,102           -            -          -
                                                                                  =========     =======       ======     ======

                   See accompanying independent auditors' report and notes to consolidated financial statements.

                                                               F-5

                                   SCOOP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(1)  Description of Business:

     General:

          Scoop, Inc. ("Scoop" or the "Company") was incorporated in 1996, in the state of Delaware, as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In September 1999, the Company filed a Plan of Reorganization ("Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999 (Note 3). Pursuant to the Plan, Scoop was acquired in a reverse merger with 24STORE.com, LTD ("24STORE"), whose parent company acquired 91% of the outstanding shares of Scoop, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE. Since the shareholders of 24STORE became the controlling shareholders of Scoop after the exchange, 24STORE is treated as the acquirer for accounting purposes. No value has been assigned to the assets and liabilities of the acquired company, as it is emerging from a formal bankruptcy plan (Note 3). Proforma operating results as if the acquisition had taken place at the beginning of the period have not been presented as there are no operations of the acquiree. The financial position and results of operations of the acquiree are included in the consolidated statements of the Company.

          24STORE was incorporated July 28, 1998 in England and Wales, and was a wholly owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden, whose principal activity is that of a holding company. On April 9, 1999 24STORE entered into a Share Purchase Agreement, whereby they acquired from their parent company several companies registered in Sweden and Norway (Note 4). All of the Swedish entities either entered bankruptcy or ceased operations soon after transfer. The Norwegian entity, as the only ongoing concern, has been treated as the predecessor, and accordingly, its financial position and results of operations have been presented for the periods preceding the reverse merger.

          On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, related through common ownership (Note 5).

          All of the consolidated entities are in the business of selling and distributing consumer and commercial electronic products in Europe.


(2)  Summary of Significant Accounting Policies:

     Principles of Consolidation:

          The accompanying consolidated statements include the accounts of Scoop, Inc. and subsidiary. All significant intercompany transactions and accounts have been eliminated.

          The financial statements of the entities owned outside the United States are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income
          (loss).

See accompanying independent auditors' report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(2)  Summary of Significant Accounting Policies, Continued:

     Estimates Used in the Preparation of Consolidated Financial Statements:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition:

          The Company recognizes revenue upon the delivery of its product.

     Cash and Cash Equivalents:

          The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents.

     Fixed Assets:

          Building, computers, software, furniture and equipment are valued at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

               Description                                 Useful life

               Building                                      50 years
               Furniture and equipment                        5 years
               Computers                                    3-4 years
               Software                                     3-4 years

     Goodwill:

          In connection with various acquisitions (Notes 1 and 5) which were accounted for under the purchase method of accounting, the Company recorded goodwill. The goodwill is being amortized using the straight-line method over the estimated useful lives of five years. The Company will continually evaluate the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of."

     Inventory:

          Inventory is stated at the lower of cost or market using the FIFO (first-in, first-out) cost method.

See accompanying independent accountant's review report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(2)  Summary of Significant Accounting Policies, Continued:

     Income Taxes:

          Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Financial Instruments:

          The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

     Advertising Costs:

          Advertising costs are expensed as incurred. For the years ended December 31, 1999, 1998, 1997 and 1996, advertising expenses amounted to approximately $355,000, $172,000, $147,000 and $172,000, respectively.

     Basic and Diluted Earnings (Loss) Per Share:

          Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the years ended December 31, 1999, 1998, 1997 and 1996 because there were no dilutive securities outstanding during those periods.

     Segment:

          Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 1999, 1998, 1997 and 1996, all revenues have been derived from European operations.

     Statement of Cash Flows:

          In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

See accompanying independent auditors' report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements:

          In June 1998, the United Stated Financial  Accounting  Standards Board
          (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

          In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The Company is reviewing the application of the Staff Accounting Bulletin to the Company's financial statements. However, any potential accounting changes are not expected to result in a material change in the amount of revenues we ultimately expect to realize.

(3)  Bankruptcy of Scoop:

     Plan of Reorganization

     On September 30, 2000, an order confirming the Second Amended Plan of Reorganization (the "Plan"), filed with the United States Bankruptcy Court, Central District of California, for Scoop (legally surviving parent company which was treated as acquiree for accounting purposes - see Note 1) was entered. The Plan became effective October 5, 2000. Pursuant to the Plan all assets were sold, resulting in net cash available for allowed claims and post petition liabilities for the pre-petition estate of Scoop (Debtor) of approximately $1,487,000. This amount has been transferred to the disbursing agent assigned by the Court. As of December 31, 1999 the balance of restricted cash is approximately $739,000, reflecting payments described below. Liabilities subject to compromise as of December 31, 1999, are approximately $755,000. These amounts are not included in the consolidated financial position of the Company as of December 31, 1999 as all assets were liquidated in satisfaction of the liabilities of Debtor. Creditors of Debtor have no claim against post-bankruptcy Scoop and conversely, post-bankruptcy Scoop has no rights over the assets of Debtor.

     The Plan provided for the following:

     o Administrative Expenses - Legal fees and court costs are payable in cash on the Effective Date or the fifth business day after the order allowing such administrative expense becomes a Final Order. As of December 31, 1999, approximately $394,000 was paid by the disbursing agent for administrative expenses. Additional payments totaling approximately $129,000 have been paid subsequent to December 31, 1999.

     o Priority Unsecured Claims - Priority unsecured claims are payable in cash on the Effective Date or the fifth business day after the order allowing such claim becomes a Final Order. As of December 31, 1999, approximately $44,000 was paid by the disbursing agent to the holders of priority unsecured claims.

See accompanying independent auditors' report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(3)  Bankruptcy of Scoop, Continued:

     o General Unsecured Claims - General unsecured claims are payable in cash on the pro rata share of the funds available in the Plan Fund, up to 100% of the amount of its allowed general unsecured claim, after distributions have been made to, or appropriate reserves established in the disputed priority claims reserve for, the holders of priority claims. As of December 31, 1999, an initial distribution of approximately $310,000 or 30% of the total general unsecured claims was paid by the disbursing agent to the holders of general unsecured claims with a balance due of approximately $755,000, resulting in a gain on extinguishment of debt of approximately $1,022,000.

(4)  Reorganization:

     On April 9, 1999 24STORE and its parent company, InfiniCom, entered into a share purchase agreement, whereby 24STORE received all the outstanding shares of several of InfiniCom's subsidiaries, in exchange for 9,999,980 newly issued shares of 24STORE and a note payable of $2,368,000. The transaction was treated as a reorganization, with the transfer of assets and liabilities accounted for at historical cost, after adjustment to U.S. generally accepted accounting principles, in a manner similar to that in pooling of interests accounting, in accordance with APB 16 paragraph 5. The historical costs transferred include goodwill of approximately $2,312,960, which had been recognized upon the parent company's original acquisition of the transferred subsidiaries.

     Included in this transaction 24STORE issued a note payable to the InfiniCom for $1,581,000 for the costs incurred in the development of certain software by one of the transferred subsidiaries. These costs were expensed as research and development during the year ended December 31, 1999.

(5)  Acquisitions:

     On May 6, 1999, 24STORE purchased all the issued ordinary shares of Lapland UK, Mobile Planet and Cyberia ("UK Group") in a share purchase agreement with the shareholders of the acquired company. The three acquired entities were each owned by the same two shareholders, unrelated to 24STORE or its parent company. 24STORE received all the outstanding shares of the three companies, for consideration of cash and notes of approximately $3,420,000 and 700,000 shares of InfiniCom's outstanding shares (see Note 10).

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the acquisition cost of approximately $4,760,000 has been allocated to the assets acquired and liabilities assumed based on estimates of their fair value. A total of approximately $3,616,000, representing the excess of acquisition costs over the fair value of the UK Group's tangible net assets, has been allocated to goodwill and is being amortized over 5 years. The Company will continually evaluate the existence, if any, of goodwill impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Accumulated amortization on all goodwill was $839,087 at December 31, 1999.

See accompanying independent auditors' report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(5)  Acquisitions, Continued:

     The Company's consolidated results of operations have incorporated the UK Group's activity from the effective date of the acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. This pro forma information does not purport to be indicative of future results or what would have occurred had the acquisition been made as of those dates.

     Acquisition Pro Forma - UK Group

     (in Thousands,  except per share amounts - unaudited)

                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                        1998           1997
                                                        ----           ----

          Revenue                                     $30,590        $28,215

          Operating income                             (7,887)           463

          Net income (loss)                            (8,662)            85

          Basic and diluted earnings per share
          Net income (loss) per share                   (0.13)          0.00

(6)  Property and Equipment:

     Property and equipment consist of the following:

                                      December 31,   December 31,   December 31,
                                         1999           1998           1997

     Land and building                 $1,356,063     $     -        $    -
     Computer equipment                   216,505      10,746         6,787
     Vehicles                             108,755           -             -
     Office furniture and equipment       151,613           -             -
                                       ----------     -------        ------
                                        1,832,936      10,746         6,787
    Less accumulated depreciation         213,713           -             -
                                       ----------     -------        ------
                                       $1,619,223     $10,746        $6,787
                                       ==========     =======        ======

(7)  Major vendor:

     Included in accounts payable is approximately $1,159,000 owed to three suppliers at December 31, 1999. Purchases from these suppliers during 1999 totaled approximately $13,432,000.

See accompanying independent auditors' report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(8)  Due To Lombard Natwest:

     Two of the  Company's  subsidiaries  in the United  Kingdom uses a discount financing company, Lombard Natwest Limited "Lombard", for credit administration and cash flow purposes. The Company can draw advances from Lombard based on a pre-determined percentage of accounts receivable. Advances on receivables in excess of credit limits established for each account are subject to recourse in the event of nonpayment by the customer.

     Lombard holds as security security interests in all receivables, inventory proceeds, returned merchandise, and general intangibles as well as the personal guarantees of the officer-stockholders limited to anti-fraud.

     A summary of the balances for the various years is as follows:

                                                        Year ended
                                                       December 31,
                                                           1999

     Due to Lombard from Mobile Planet               $        978,897
     Due to Lombard from Lapland                            1,063,996
                                                     ----------------

               Net due to Lombard                    $      2,042,893
                                                     ================

(9)  Short-Term Notes Payable, Related Parties:

         A summary is as follows:

         Notes payable, officers (Note 5)                      $      2,817,500
         Note payable, InfiniCom (Note 4)                             2,368,000
         Purchase of software from parent company (Note 4)            1,581,000
         Accrued interest on current notes                              210,500
         Accrued interest on long term notes (Note 10)                  147,297
         Other notes                                                     50,000
                                                               ----------------
                                                               $      7,174,297

     All notes accrue interest at 2% above base rate of National Westminster Bank, in the United Kingdom.

     The notes payable, officers, including all accrued interest, were paid off in March 2000, in cash of approximately $1,127,000 and the remainder in shares of the Company (unaudited).


(10) Note Payable, Related Party:

     Long-term note payable, related party, in the amount of $ 1,927,805, represent amounts owing to InfiniCom, for the value of InfiniCom's shares given as consideration in relation to the acquisition of the UK Group (Note
     5). The note accrues interest at 2% above base rate of National Westminster Bank. At December 31, 1999 the accrued interest is included in short-term notes payable, related party (Note 9).

See accompanying independent auditors' report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(11) Note Payable, Bank:

     One of the Company's subsidiaries in the United Kingdom has a note payable to its bank. The note is due November 14, 2007 and accrues interest at 2% above the bank's current base rate. The note is secured by the underlying building and the cross guarantee of two other subsidiaries. Interest is accrued on a quarterly basis and is due at the end of the loan.

     A summary of the note payable is as follows:

                                                            December 31,
                                                                1999

          Principal                                         $   437,313
          Less current maturities                               103,598
                                                            -----------
                                                            $   333,715

     The following summarizes the aggregate maturities of the note payable:

          Year ended December 31,
              2000                                        $         103,598
              2001                                                  102,796
              2002                                                  102,796
              2003                                                  102,796
              2004                                                   25,327
                                                          -----------------
                                                          $         437,313

(12) Income Taxes:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are immaterial at December 31, 1998 and 1997. As of December 31, 1999, any deferred tax asset recordable for the net operating loss carryforward is completely offset by a valuation allowance.

     The Company does not file consolidated tax returns in the United Kingdom. Tax expense for the year ended December 31, 1999 relates to entities within the consolidated group on which there is taxable income and tax expense is appropriate.

See accompanying independent auditors' report.

                                   SCOOP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

(12) Income Taxes, Continued:

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate as follows:

                                                                     December 31,        December 31,        December 31,
                                                                         1999                1998                1997
                  Provision at expected federal
                    statutory rate                                        (35)%               35%                 35%
                  Impairment loss for which no deduction
                    is allowable for UK income tax purposes                13                  -                   -
                  Loss for which no benefit is available                   24                  -                   -
                  Foreign federal and local taxes provided
                    on a separate return basis at rates lower
                    than statutory U.S. federal rate                        -                 (22)                 (7)
                                                                          -----               ----                 ---
                                                                             2%                13%                 28%
                                                                          =====               ====                 ===

(13) Subsequent Events (Unaudited):

     On March 24, 2000, the Company, InfiniCom, 24STORE, and the two previous shareholders ("Officers") of the UK Group agreed to restructure the related party notes payable (Notes 9 and 10), along with certain other intercompany debt then outstanding between InfiniCom and 24STORE.

     The Company assumed from 24STORE all of the obligations of 24STORE to InfiniCom arising out of the April 9, 1999 reorganization and May 6, 1999 acquisitions (Notes 4 and 5) and certain other related debt ("Debt Obligations") in consideration for which 24STORE issued to the Company 16,142,972 additional shares of its capital stock. Secondly, InfiniCom released and discharged all amounts (including, without limitation, principal and interest) owing by the Company under the Debt Obligations in consideration for which the Company issued to InfiniCom 7,819,217 shares of its common stock.

     In relation to the obligations owing to the Officers under the May 6, 1999 acquisitions, the Company issued to each of the Officers 4,953,455 shares of the Company's outstanding common stock and 24STORE paid to the Officers the sum of Pounds Sterling 851,506, or approximately $1,351,255, in cash in consideration for which (i) 24STORE issued to the Company 4,200,000 additional shares of its capital stock and (ii) the Officers released and discharged the obligations of 24STORE pursuant to the note payable executed by 24STORE and InfiniCom dated 6 May 1999.

     Also as a part of the restructuring, InfiniCom subscribed for and purchased 965,132 newly issued shares of common stock of the Company at a subscription price of $1.938 per share and the Company subscribed for and purchased 4,308,580 shares of the capital stock of 24STORE at a subscription price of Pounds Sterling 0.25 per share, equivalent to an aggregate subscription price of $1,695,426.

See accompanying independent auditors' report.

                                  LAPLAND GROUP

                          COMBINED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                    CONTENTS

                                                                         Page

Independent Auditors' Report                                         F-16

Financial Statements:
  Combined Balance Sheets                                            F-17
  Combined Statements of Income                                      F-18
  Combined Statements of Stockholders' Equity                        F-19
  Combined Statements of Cash Flows                                  F-20
  Notes to Combined Financial Statements                             F-21 - F-25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Lapland Group
London, United Kingdom

We have audited the accompanying combined balance sheets of Lapland Group as of December 31, 1998 and 1997, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Lapland Group at December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
December 22, 2000

                                                       LAPLAND GROUP

                                                  COMBINED BALANCE SHEETS

                                 ASSETS                                March 31,         December 31,        December 31,
                                                                         1999                1998                1997
                                                                         ----                ----                ----
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                          $       510,151    $        960,281   $       423,187
  Accounts receivable, less allowance for doubtful
    accounts of $141,048, $143,960 and $119,586
    for March 31, 1999, December 31, 1998 and
    December 31, 1997, respectively                                        3,533,922           3,140,929         2,825,724
  Inventory                                                                  942,446           1,613,071           897,179
  Prepaid expenses and other assets                                                -              75,928             3,682
  Receivable from Lombard Natwest                                                  -                   -           448,423
                                                                      --------------     ---------------    ---------------

          Total current assets                                             4,986,519           5,790,209         4,598,195

Property and equipment, net of
  accumulated depreciation and amortization                                1,283,160           1,334,656           893,799
                                                                     ---------------    ----------------   ---------------

                                                                     $     6,269,679    $      7,124,865        $5,491,994
                                                                     ===============    ================   ===============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              $     3,069,203    $      3,710,496   $     4,391,282
  Income taxes payable                                                       140,639             115,069           115,878
  Due to Lombard Natwest                                                   1,666,094           1,904,989                 -
  Current maturities of loan payable, bank                                   103,598             108,491           104,896
                                                                     ---------------    ----------------   ---------------

          Total current liabilities                                        4,979,534           5,839,045         4,612,056
                                                                     ---------------    ----------------   ---------------

Loan payable, bank (Cyberia Limited), less
  current maturities                                                         489,692             531,383           481,933
                                                                     ---------------    ----------------   ---------------

Stockholders' equity:
  Common stock:
    Lapland,  $1.60 par value, 50,000 shares authorized,
    issued and outstanding
    Mobile,  $1.60 par value,  5,000 shares  authorized,
    issued and outstanding
    Cyberia, $1.60 par value, 2,000 shares authorized,
    issued and outstanding                                                   103,211             103,211           103,211
  Other comprehensive loss                                                   (47,272)            (25,432)          (29,055)
  Retained earnings                                                          744,514             676,658           323,849
                                                                     ---------------    ----------------   ---------------

          Total stockholders' equity                                         800,453             754,437           398,005
                                                                     ---------------    ----------------   ---------------

                                                                          $6,269,679    $      7,124,865   $     5,491,994
                                                                     ===============    ================   ===============

                 See accompanying independent auditors' report and notes to combined financial statements.

                                                               F-17

                                                       LAPLAND GROUP

                                               COMBINED STATEMENTS OF INCOME

                                                                   Three months          Year ended           Year ended
                                                                       ended            December 31,         December 31,
                                                                  March 31, 1999            1998                 1997
                                                                    (unaudited)
Revenue                                                          $      6,595,086     $    22,761,758     $    22,121,513

Cost of revenue                                                         5,870,749          19,500,367          19,506,200
                                                                 ----------------     ---------------     ---------------

Gross profit                                                              724,337           3,261,391           2,615,313

Distribution costs                                                        103,896             487,610             406,957
Operating expenses                                                        517,204           1,992,718           1,808,986
                                                                 ----------------     ---------------     ---------------

Income before other interest, other income
  and interest expense                                                    103,237             781,063             399,370

Interest and other income                                                 (35,909)            (18,926)             (7,143)
Interest expense                                                           42,209             224,947             106,832
                                                                 ----------------     ---------------     ---------------

Income before provision for income taxes                                   96,937             575,042             299,681

Provision for income taxes                                                 29,081             155,882             109,739
                                                                 ----------------     ---------------     ---------------

Net income                                                       $         67,856     $       419,160     $       189,942
                                                                 ================     ===============     ===============

                 See accompanying independent auditors' report and notes to combined financial statements.

                                                               F-18

                                                        LAPLAND GROUP

                                         COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Other                           Total
                                                      Common stock           comprehensive      Retained      stockholders'
                                                   Shares         Amount     income/(loss)      earnings         equity
                                                   ------         ------     -------------      --------         ------
Balance at January 1, 1997                           50,000   $    103,211   $               $    358,255    $    461,466

Distributions                                                                                    (224,348)       (224,348)

Foreign currency translation loss                                                 (29,055)                        (29,055)

Net income for the year ended
  December 31, 1997                                                                               189,942         189,942
                                                -----------   ------------   ------------    ------------    ------------

Balance at December 31, 1997                         50,000        103,211        (29,055)        323,849         398,005

Distributions                                                                                     (66,351)        (66,351)

Foreign currency translation income                                                 3,623                           3,623

Net income for the year ended
  December 31, 1998                                                                               419,160         419,160
                                                -----------   ------------   ------------    ------------    ------------

Balance at December 31, 1998                         50,000        103,211        (25,432)        676,658         754,437

Foreign currency translation
  loss (unaudited)                                                                (21,840)                        (21,840)

Net income for the three months
  ended March 31, 1999 (unaudited)                                                                 67,856          67,856
                                                -----------   ------------   ------------    ------------    ------------

Balance at March 31, 1999 (unaudited)                50,000   $    103,211   $    (47,272)   $    744,514    $    800,453
                                                ===========   ============   ============    ============    ============

                  See accompanying independent auditors' report and notes to combined financial statements.

                                                                F-19


                                                       LAPLAND GROUP

                                             COMBINED STATEMENTS OF CASH FLOWS

                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      Three months         Year ended         Year ended
                                                                          ended           December 31,       December 31,
                                                                     March 31, 1999           1998               1997
                                                                     --------------           ----               ----
                                                                       (unaudited)
Cash flows provided by (used for) operating activities:
  Net income                                                          $       67,856   $       419,160     $     189,942

  Adjustments to reconcile  net income (loss) to net cash
  provided by (used for) operating activities:
      Depreciation                                                            25,884            98,934            71,713
      Foreign currency translation                                           (22,978)            4,435           (17,016)

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                                   (486,025)         (298,602)         (103,341)
      Inventory                                                              631,182          (708,464)           97,875
      Prepaid expenses                                                        74,497           (71,974)           (3,752)

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts payable and accrued expenses                                 (538,432)         (706,063)        1,334,239
      Income taxes payable                                                    29,082            (1,438)          118,068
                                                                      --------------   ---------------     -------------

          Total adjustments                                                 (286,790)       (1,683,172)        1,497,786
                                                                      --------------   ---------------     -------------

          Net cash provided by (used for) operating activities              (218,934)       (1,264,012)        1,687,728
                                                                      --------------   ---------------     -------------

Cash flows used for investing activities -
  acquisition of property and equipment                                      (11,846)         (533,345)         (631,645)
                                                                      --------------   ---------------     -------------

Cash flows provided by (used for) financing activities:
  Due to/from Lombard Natwest                                               (187,088)        2,347,688        (1,452,398)
  Proceeds from loan payable, bank                                                 -            53,114           705,936
  Payments on loan payable, bank                                             (32,262)                -          (108,015)
  Capital contributions                                                            -                 -                 3
  Distributions                                                                    -           (66,351)         (224,348)
                                                                      --------------   ---------------     -------------

          Net cash provided by (used for) financing activities              (219,350)        2,334,451        (1,078,822)
                                                                      --------------   ---------------     -------------

Net increase (decrease) in cash                                             (450,130)          537,094           (22,739)
Cash, beginning of year                                                      960,281           423,187           445,926
                                                                      --------------   ---------------     -------------

Cash, end of year                                                            510,151   $       960,281     $     423,187
                                                                      ==============   ===============     =============

Supplemental disclosure of cash flow information:
  Interest paid                                                       $       42,112   $       194,432     $     115,952
                                                                      ==============   ===============     =============
  Income taxes paid                                                   $       46,806   $       157,495     $     100,061
                                                                      ==============   ===============     =============

                See accompanying independent auditors' report and notes to combined financial statements.

                                                             F-20

                                  LAPLAND GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(1)  Summary of Significant Accounting Policies:

     General:

          Lapland UK Limited ("Lapland") was incorporated in Wales on July 9, 1990. MTEC Europe Limited was incorporated in England on February 14, 1992. The Company later changed its name to Mobile Planet Limited ("Mobile") on May 22, 1995. Cyberia UK Limited ("Cyberia") was incorporated in England on September 25, 1997.

     Interim Financial Statements:


          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Scoop, Inc. (the "Company") on Form 10-K for the years ended December 31, 1999, 1998 and 1997.

     Principles of Combination:

          These combined financial statements include the accounts of Lapland UK Limited, Mobile Planet, Limited, and Cyberia UK Limited, which are related through common ownership.

          Intercompany transactions and balances, which were material, have been eliminated in the combination.

     Business Activity:

          The Company's principal activity is the sale of mobile personal computers and peripherals.

     Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value:

          Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

See accompanying independent auditors' report.

                                  LAPLAND GROUP

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(1)  Summary of Significant Accounting Policies, Continued:

     Advertising Costs:

          Advertising  costs are  expensed  as  incurred.  For the  years  ended
          December  31,  1998  and  1997,   advertising   expenses  amounted  to
          approximately $249,188 and $274,004, respectively.

     Cash and Cash Equivalents:

          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

     Inventory:

          Inventories are valued at the lower of cost (first-in, first-out) or market.

     Property and Equipment:

          Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     Change of Accounting Period:

          Lapland and Mobile changed their year end from July 31 and February 28, respectively, to December 31 to be in line with the year end of their acquirer (see Note 5).

     Other Comprehensive Income (Loss):

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires gains or losses from foreign currency translation to be included in other comprehensive income or losses, shown separately from retained earnings. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130. Other comprehensive loss amounted to $25,432 and $29,055 for years ended December 31, 1998 and 1997, respectively.

See accompanying independent auditors' report.

                                  LAPLAND GROUP

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(1)  Summary of Significant Accounting Policies, Continued:

     Income Taxes:

          Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     New Accounting Pronouncements:

          The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Adoption of this pronouncement did not materially affect the financial statements.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.


(2)  Due From/To Lombard Natwest:

     The Companies use a discount financing company, Lombard Natwest Limited "Lombard", for credit administration and cash flow purposes. The Companies can draw advances from Lombard based on a pre-determined percentage of accounts receivable. Advances on receivables in excess of credit limits established for each account are subject to recourse in the event of nonpayment by the customer.

     Lombard holds as security security interests in all receivables, inventory proceeds, returned merchandise, and general intangibles as well as the personal guarantees of the officer-stockholders limited to anti-fraud.

     A summary of the balances for the various years is as follows:

                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                         1998           1997
                                                         ----           ----

           Due from Lombard to Lapland               $         -     $ 716,596
           Due to Lombard from Mobile Planet            (703,889)     (268,173)
           Due to Lombard from Lapland                (1,201,100)            -
                                                     -----------     ---------

                     Net due from (to) Lombard       $(1,904,989)    $ 448,423
                                                     ===========     =========

See accompanying independent auditors' report.

                                  LAPLAND GROUP

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(3)  Property and Equipment:

     A summary is as follows:

                                               Year ended       Year ended
                                              December 31,     December 31,
                                                  1998             1997
                                                  ----             ----

           Building and improvements          $1,012,247       $  661,498
           Furniture and fixtures                143,371           60,456
           Computer and equipment                148,657           85,576
           Vehicles                              209,944          247,024
                                              ----------       ----------

                                               1,514,219        1,054,554
           Accumulated depreciation              179,563          160,755
                                              ----------        ---------

                                              $1,334,656        $ 893,799
                                              ==========        =========

(4)  Loan Payable, Bank (Cyberia Limited):

     One of the Company's subsidiaries in the United Kingdom has a loan payable to its bank. The loan is due September 25, 2007 and accrues interest at 2% above the bank's current base rate. The loan is secured by the underlying building and the cross guarantee of two other subsidiaries.

     Interest is accrued on a quarterly basis and is due at the end of the loan.

     A summary is as follows:

                                               Year ended       Year ended
                                              December 31,     December 31,
                                                  1998             1997
                                                  ----             ----

         Principal                              $639,874         $586,829
         Less current maturities                 108,491          104,896
                                                --------         --------

                                                $531,383         $481,933
                                                ========         ========

See accompanying independent auditors' report.

                                  LAPLAND GROUP

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(4)  Loan Payable, Bank (Cyberia Limited), Continued:

     The following summarizes the aggregate maturities of the loan payable, bank:

                                        Year ended       Year ended
                                       December 31,     December 31,
                                           1998             1997
                                           ----             ----
           Year ended December 31,
               1998                      $      -         $104,896
               1999                       108,491          104,896
               2000                       105,470          104,896
               2001                       105,470          104,896
               2002                       105,470          104,896
               2003                       105,470           62,349
               2004
               Beyond five years          109,503                -
                                         --------         --------

                                         $639,874         $586,829
                                         ========         ========

(5)  Provision for Income Taxes:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are immaterial at December 31, 1998 and 1997.

     The provision for income taxes differs from the amount computed by applying the United States statutory income tax rate as follows:

                                                             Year ended       Year ended
                                                            December 31,     December 31,
                                                                1998             1997
                                                                ----             ----
          Provision at expected federal statutory rate           34%              34%
          UK federal and local taxes provided on a
            separate return basis at rates lower than
            the U.S. statutory tax rate                          (7)%             (4)%
          Nondeductible expenses                                  -                7%
                                                                 ---              ---

                                                                 27%              37%
                                                                 ===              ===

(6)  Subsequent Event:

     On May 6, 1999, 100% of the outstanding shares of the Companies were acquired by 24STORE.com, Ltd for consideration of approximately $4,911,000.

See accompanying independent auditors' report.

            Unaudited Pro Forma Condensed Consolidated Balance Sheet
                          and Statements of Operations
                        for the Acquisition of "UK Group"
                 (In thousands except share and per share data)


On May 6, 1999, 24STORE, the acquirer of Scoop, Inc. purchased all of the outstanding shares of Lapland UK, Mobile Planet and Cyberia ("UK Group"). 24STORE received all of the outstanding shares of the three companies, for consideration of cash and notes of approximately $3,420,000 and 700,000 shares of InfiniCom's outstanding shares (the "Acquisition"). The Acquisition has been accounted for under the purchase accounting method. The aggregate purchase price was approximately $4,760,000, which includes the costs of the Acquisition. The aggregate purchase price was allocated to the assets of the Company, based upon estimates of their respective fair market values. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill.

The following unaudited pro forma condensed consolidated balance sheet and statements of operations of Scoop, Inc. (the "Company") at March 31, 1999 and for the year ended December 31, 1998 and the three months ended March 31, 1999, have been prepared to illustrate the effect of the Acquisition, as though the Acquisition had occurred on January 1, 1998, for purposes of the pro forma statements of operations. The pro forma adjustments and the assumption on which they are based are described in the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Balance Sheet and Statements of Operations.

The pro forma condensed consolidated balance sheet and statements of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations of the Company that would have been reported had the Acquisition occurred on January 1, 1998, nor do they represent a forecast of the results of operations for any future period. The unaudited pro forma condensed consolidated statements, including the Notes thereto, should be read in conjunction with the historical consolidated financial statements of the Company, which are incorporated herein by reference.

                                   SCOOP, INC.
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                           For Acquisition of UK Group

                                                               UK                            Pro Forma
                                                 Scoop       Group (2)      Adjustments       Combined
                                                 -----       ---------                       ----------
ASSETS

Cash and cash equivalents                        $158,569    $  510,151                      $  668,720
Accounts receivable                               601,894     3,533,918                       4,135,812
Inventory                                          80,955       942,446                       1,023,401

                                                  -------     ---------                       ---------
     Total current assets                         841,418     4,986,516                       5,827,934
                                                  -------     ---------                       ---------

                                                                                                      -
Property and equipment, net of                                                                        -
  accumulated depreciation and amortization        10,409     1,432,793        394,000   (3)  1,837,202
                                                  -------     ---------                       ---------

Goodwill, net of accumulated amortization                                    3,393,404   (1)  3,393,404
                                                                             ---------        ---------

                                                 $851,827    $6,419,309     $3,787,404      $11,058,540
                                                 ========    ==========     ==========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses           $768,046    $4,875,936                     $ 5,643,981
 Short-term notes payable, related parties                                   2,817,500  (1)   2,817,500
 Current portion of loan payable, bank                          593,287                         593,287
 Due to related parties                            22,745             -                          22,745
                                                  -------    ----------                       ---------
        Total current liabilities                 790,790     5,469,223                       6,260,013
                                                  -------    ----------                       ---------

                                                                                                      -
                                                                                              ---------

Long-Term notes payable, related parties                -                    1,919,989   (1)  1,919,989

Loan payable, bank, less current portion                -

Stockholders' equity                               61,038       950,086       (950,086) (1)      61,038
                                                 --------    ----------     -----------     -----------

                                                 $851,828    $6,419,309     $3,787,404      $11,058,540
                                                 ========    ==========     ==========      ===========


                                   SCOOP, INC.

                        UNAUDITED PRO FORMA CONSOLIDATED
                             STATEMENT OF OPERATIONS
                                 March 31, 1999
                           For Acquisition of UK Group


                                                             UK                              Pro Forma
                                         Scoop            Group (2)     Adjustments          Combined
                                         -----            ---------                          ---------

Revenue                                 $1,608,817        $5,390,769                       $ 6,999,586

Cost of Revenue                          1,323,117         4,815,030                         6,138,147
                                        ----------        ----------                        ----------

Gross profit                               285,700           575,739                           861,439

Operating expenses:


  Distribution costs                        93,282           487,610                           580,892
  General and administrative expenses      266,185         1,992,718                         2,258,903
  Goodwill amortization                          -                        180,796   (4)        180,796
                                        ----------        ----------                        ----------
                                           359,466         2,480,328                         3,020,590
                                        ----------        ----------                        ----------

Income from operations                     (73,767)       (1,904,589)                       (2,159,152)

Interest income                                  -           (18,926)                          (18,926)
Interest expense, net                        2,082           224,947       82,906   (5)        309,935
                                        ----------        ----------                        ----------
                                             2,082           206,021                           208,103
                                        ----------        ----------                        ----------

Net income before taxes                    (75,848)       (2,110,610)                       (2,367,255)
                                        ----------        ----------                        ----------
                                                                                           $         -
                                                                                           ===========
Provision for income taxes                       -           155,883                           155,883
                                        ----------        ----------                        ----------
                                                                                           $         -
                                                                                           ===========
Net income                                $(75,848)      $(2,266,493)                      $(2,523,137)
                                        ==========      ============                       ===========

Net loss per share -
  basic and diluted                           0.00                                               (0.04)
                                        ==========                                         ===========

Weighted average number of shares outstanding -
  basic and diluted                     60,783,219                                          66,795,457
                                        ==========                                         ===========



                                   SCOOP, INC.

                        UNAUDITED PRO FORMA CONSOLIDATED
                             STATEMENT OF OPERATIONS
                                 December 31, 1998
                           For Acquisition of UK Group


                                                             UK                             Pro Forma
                                         Scoop            Group (2)     Adjustments         Combined
                                         -----            ---------                         ---------

Revenue                                 $5,453,410      $ 22,761,758                      $ 28,215,169

Cost of Revenue                          4,391,814        19,500,367                        23,892,181
                                        ----------        ----------                      ------------

Gross profit                             1,061,596         3,261,392                         4,322,988

Operating expenses:


  Distribution costs                          -              487,610                           487,610
  General and administrative expenses      930,603         1,992,718                         2,923,321
  Goodwill amortization                                                  723,184   (4)         723,184
                                                                                          ------------
                                           930,603         2,480,328                         4,134,115
                                        ----------        ----------                      ------------

Income from operations                     130,993           781,064                           188,872

Interest income                             10,660           (18,926)                           (8,266)
Interest expense, net                      (11,898)          224,947     331,624   (5)         544,673
                                        ----------        ----------                      ------------
                                            (1,239)          206,021                           536,407
                                        ----------        ----------                      ------------

Net income before taxes (loss)             129,754           575,042                          (347,534)
                                        ----------        ----------                      ------------
                                                                                          $          -
                                                                                          ============
Taxes                                       16,980           155,883                           172,863
                                        ----------        ----------                      ------------
                                                                                          $          -
                                                                                          ============

Net income                              $  112,774       $   419,160                      $   (520,397)
                                        ==========       ===========                      ============

Net loss per share -
  basic and diluted                           0.00                                               (0.01)
                                        ==========                                        ============

Weighted average number of shares outstanding -
  basic and diluted                     60,783,219                                          66,795,457
                                        ==========                                        ============



                                  Scoop, Inc.
   Notes to Pro Forma Condensed Consolidated Financial Statements (unaudited)

Note A - The pro forma adjustments to the condensed consolidated balance sheet are as follows:

     (1) To reflect the acquisition of UK Group and the allocation of the purchase price on the basis of the fair value of the assets acquired. The components of the purchase price and its allocation to the assets and liabilities of UK Group are as follows (in thousands):


          Components of purchase price:
            Notes payable to former shareholders of UK Group                            $        2,818
            Notes payable to parent company, InfiniCom for value
                  of InfiniCom shares given as consideration                                     1,920
                                                                                        --------------


                                                                                        $        4,738
                                                                                         ==============

          Allocation of purchase price:
            Stockholders' equity of UK                                                            (950)
            Step up for fair market value of building acquired                                    (394)
                                                                                         --------------

Cost in excess of net assets acquired                                                    $        3,394
                                                                                         ==============

Note B - The pro forma adjustments to the condensed consolidated statements of income are as follows:

          (2) The financial statements of the UK Group included in the unaudited pro forma consolidated financial statement information were translated from British pounds to U.S. dollars at the rate of 1.612, 1.619 and 1.653 for the March 31, 1999 Unaudited
               Consolidated   Balance  Sheet,   the  March  31,  1999  Unaudited
               Statement of Operations and the December 31, 1998 Unaudited Statement of Operations, respectively.

          (3) Reflects an adjustment to a building owned by UK Group to record it on the books at fair market value

          (4)  To reflect the amortization of goodwill over 5 years

          (5) Reflects an adjustment to record the increase to interest expense resulting from the notes payable arising out of the acquisitions (See Note 1), at an interest rate of 7% per annum

                                   SCOOP, INC.
                    UNAUDITED QUARTERLY FINANCIAL INFORMATION

The Company's last filed Form 10-QSB was for the quarterly period ended June 30, 1998. The following interim financial data covers the quarterly periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, for which the Company did not file reports on Form 10-QSB due to the continuation of the Company's proceedings under Chapter 11 of the United States Bankruptcy Code during such periods.

The following interim financial data is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements.

                                   SCOOP,INC.

                           CONSOLIDATED BALANCE SHEET



                                                    September 30, 1999     June 30, 1999     March 31, 1999       September 30, 1998
                                                    ------------------     -------------     --------------       ------------------
                                                       (Unaudited)          (Unaudited)       (Unaudited)             (Unaudited)

                                ASSETS



Current assets:
Cash and cash equivalents                             $  118,804           $   66,296        $ 158,569            $ 203,476
Accounts receivable                                    4,869,370            3,883,736          601,894              607,994
Inventory                                              1,135,463              933,250           80,955              107,274
Prepaid expenses and other assets                              -                    -                -                    -
                                                    ------------           ----------        ---------            ---------
  Total current assets                              $  6,123,637           $4,883,281        $ 841,418            $ 918,744
                                                    ------------           ----------        ---------            ---------

Loan Receivable, related parties                               -               60,434                -                    -
                                                      ----------           ----------        ---------            ---------

Property and equipment, net of
  accumulated depreciation and amortization            1,698,458            1,637,788           10,409                6,760
                                                      ----------           ----------        ---------            ---------

Goodwill, net of accumulated depreciation              5,442,598            5,223,255                -                    -
                                                      ----------           ----------        ---------            ---------

                                                    $ 13,264,694         $ 11,804,758        $ 851,827            $ 925,504
                                                    ============         ============        =========            =========

            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities :
Accounts payable and accrued expenses               $  9,330,634         $  7,926,427        $ 768,046            $ 664,741
Short-term notes payable, related parties                                   4,010,761                -                    -
 Income taxes payable                                          -                    -                -                    -
 Due to related parties                                4,320,669                    -           22,745                    -
 Current portion of loan payable                               -                    -                -                    -
 Current portion of loan payable, bank                   103,598              103,598                -                    -
                                                    ------------         ------------        ---------            ---------
  Total current liabilities                           13,754,902           12,040,785          790,790              664,741

Long-term debt, related parties                        1,962,682            1,878,251                -                    -
                                                    ------------         ------------        ---------            ---------

Loan payable, bank, net of current portion               449,787              451,029                -                    -
                                                    ------------         ------------        ---------            ---------

Shareholders' deficit:
Preferred stock; $0.001 par value,
  5,000,000 authorized, no shares
  issued and outstanding                                       -                    -                -                    -
Common stock; $0.001 par value, 100,000,000
  authorized 66,795,457, 66,795,457, 60,783,219
  and 60,783,219 shares, respectively, issued and
  outstanding                                              7,390                7,390            7,390                7,390
Additional paid in capital                                     -                    -                -                    -
Other comprehensive income                              (241,378)            (190,719)        (101,851)              (9,363)
Retained Earnings/Accumulated deficit                 (2,668,689)          (2,455,304)         155,498              262,736
                                                    ------------          -----------       ----------             --------
  Total shareholders' deficit                         (2,902,677)          (2,638,633)          61,037              260,763
                                                    ------------          -----------       ----------             --------

                                                    $ 13,264,694          $11,731,431        $ 851,827            $ 925,504
                                                    ============          ===========        =========            =========

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three months ended      Three months ended      Nine months ended      Nine months ended
                                          September 30, 1999      September 30, 1998      September 30, 1999     September 30, 1998
                                          ------------------      ------------------      ------------------     ------------------
                                             (Unaudited)             (Unaudited)             (Unaudited)            (Unaudited)

Revenue:                                  $        5,286,060      $        1,396,641      $       14,470,067     $        3,808,904

Cost of Revenue                                    4,653,463                 991,519              12,727,563              2,943,673
                                          ------------------      ------------------      ------------------     ------------------

Gross profit                                         632,597                 405,123               1,742,505                865,230

Distribution costs                                   169,146                       -                 382,589                      -

Operating expenses:
Depreciation                                          53,208                     418                  81,302                  1,211
Amortization                                          11,711                       -                 543,970                      -
Loss on investments                                        -                       -                       -                      -
Other administrative expenses                        425,147                 292,199               3,221,709                693,649
                                          ------------------      ------------------       -----------------      -----------------
  Total operating expenses                           490,067                 292,617               3,846,981                694,859
                                          ------------------      ------------------       -----------------      -----------------

Net income before interest and other
  income and interest expense                        (26,615)                112,505              (2,487,066)               170,371

Interest and other income                               (637)                 (1,761)                 (1,767)                (6,095)
Interest expense                                     165,552                   4,207                 393,274                 10,589
                                          ------------------      ------------------       -----------------      -----------------

Net income before provision for income taxes        (191,530)                110,059              (2,878,573)               165,877

Provision for income taxes                            21,853                  14,407                  21,460                 21,713
                                          ------------------      ------------------       -----------------      -----------------

Net income (loss)                         $         (213,383)     $           95,653      $       (2,900,033)    $          144,164
                                          ==================      ==================      ==================     ==================

Net loss per share -
  basic and diluted                       $            (0.00)     $             0.00      $            (0.04)    $             0.00
                                          ==================      ==================       =================      =================
Weighted average number of shares
outstanding -
  basic and diluted                              66,795,457              60,783,219              66,465,114             60,783,219

                                          ==================      ==================       =================      =================

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three months ended      Three months ended       Six months ended       Six months ended
                                             June 30, 1999           June 30, 1998          June 30, 1999          June 30, 1998
                                          ------------------      ------------------       -----------------      -----------------
                                             (Unaudited)             (Unaudited)             (Unaudited)            (Unaudited)

Revenue:                                  $        9,184,007      $        1,180,217      $        9,184,007     $        2,368,629

Cost of Revenue                                    6,465,283                 942,443               8,074,100              1,916,844
                                          ------------------      ------------------      ------------------     ------------------

Gross profit                                       2,718,724                 237,774               1,109,908                451,785

Distribution costs                                   (72,256)                      -                 213,444                      -

Operating expenses:
  Depreciation                                        28,094                     401                  28,094                    792
  Amortization                                       532,258                       -                 532,258                      -
Other administrative expenses                      2,796,562                 170,620               2,796,562                394,174
                                          ------------------      ------------------       -----------------      -----------------
  Total operating expenses                         3,356,915                 171,021               3,356,915                394,966
                                          ------------------      ------------------       -----------------      -----------------

Net loss before interest and other
  income and interest expense                       (565,935)                 66,753              (2,460,451)                56,819

Interest and other income                             (1,130)                 (1,761)                 (1,130)               (4,256)
Interest expense                                     227,722                   2,714                 227,722                  6,267
                                          ------------------      ------------------       -----------------      -----------------

Net income before provision for income taxes        (792,527)                 65,800              (2,687,043)                54,808

Provision for income taxes                              (393)                  8,591                    (393)                 7,174
                                          ------------------      ------------------       -----------------      -----------------

Net income (loss)                         $         (792,134)     $           57,209       $      (2,686,650)     $          47,634
                                          ==================      ==================       =================      =================
Net loss per share -
  basic and diluted                       $            (0.01)     $             0.00       $           (0.04)     $           0.002
                                          ==================      ==================       =================      ==================
Weighted average number of shares
outstanding -
  basic and diluted                               65,815,201              60,783,219              66,299,943             60,783,219

                                          ==================      ==================       =================      =================

                                   SCOOP, INC.

                            STATEMENTS OF OPERATIONS


                                       Three months ended     Three months ended
                                         March 31, 1999         March 31, 1998
                                       ------------------     ------------------
                                           (Unaudited)            (Unaudited)


Revenue:                                  $    1,608,817         $    1,188,412

Cost of Revenue                                1,323,117                974,401
                                          --------------         --------------

Gross profit                                     285,700                214,011

Distribution expenses                             93,282                      -
Operating expenses:
  Depreciation                                       986                    391
  Other administrative expenses                  265,199                223,554
                                          --------------         --------------
  Total operating expenses                       266,185                223,945
                                          --------------         --------------

Net loss before interest expense                 (73,767)                (9,934)

Interest income                                        -                 (2,495)
Interest expense                                   2,082                  3,553
                                          --------------         --------------

Net income before provision for income
  taxes                                          (75,848)               (10,992)

Provision for income taxes                             -                  1,417
                                          --------------         --------------

Net loss                                  $      (75,848)        $       (9,575)
                                          ==============         ==============

Net loss per share -
  basic and diluted                       $        (0.00)        $        (0.00)
                                          ==============         ==============

Weighted average number of shares
  outstanding - basic and diluted             60,783,219             60,783,219
                                          ==============         ==============

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three months ended    Three months ended     Nine months ended     Nine months ended
                                         September 30, 1998    September 30, 1997     September 30, 1998    September 30, 1997
                                         ------------------    ------------------     ------------------    ------------------
                                             (Unaudited)           (Unaudited)            (Unaudited)           (Unaudited)
Revenue:                                    $   1,396,641        $   1,048,403          $   3,808,904         $   3,145,209

Cost of Revenue                                   991,519              833,817              2,943,673             2,501,450
                                            -------------        -------------          -------------         -------------

Gross profit                                      405,123              214,586                865,230               643,759

Distribution costs                                                                                  -
Operating expenses:                               292,617              172,964                694,859               518,893
                                            -------------        -------------          -------------         -------------

Net income before interest and other
  income and interest expense                     112,505               41,622                170,371               124,866

Interest and other income                          (1,761)              (1,067)                (6,095)               (3,200)
Interest expense                                    4,207                4,428                 10,589                13,285
                                            -------------        -------------          -------------         -------------

Net income before provision for income
  taxes                                           110,059               38,260                165,877               114,782

Provision for income taxes                         14,407               10,716                 21,713                82,634
                                            -------------        -------------          -------------         -------------

Net income                                  $      95,653        $      27,545          $     144,164         $      82,634
                                            =============        =============          =============         =============

Net loss per share -
  basic and diluted                         $        0.00        $        0.00          $        0.00         $        0.00
                                            =============        =============          =============         =============

Weighted average number of shares
  outstanding - basic and diluted              60,783,219           60,783,219             60,783,219            60,783,219
                                            =============        =============          =============         =============

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           Nine months ended       Nine months ended
                                                           September 30, 1999      September 30, 1998
                                                           ------------------      ------------------
                                                              (Unaudited)             (Unaudited)
Cash flows provided by (used for) operating activities:
Net income (loss)                                           $   (2,900,030)         $      144,164

Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
Depreciation                                                        81,302                   1,211
Amortization                                                       543,970                       -
Shares issued in acquisition                                             -                       -
Foreign currency translation                                       (27,369)                 (1,915)

Changes in assets and liabilities:
  (Increase) decrease in assets:
Accounts receivable                                                 99,482                (118,563)
Prepaid expenses and other current assets                                -                       -
Inventory                                                            9,330                       -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                          2,156,192                  36,472
  Income taxes payable                                             (86,603)                      -
                                                            --------------          --------------

  Total adjustments                                              2,776,305                 (82,796)
                                                            --------------          --------------
  Net cash provided by operating activities                       (123,725)                 61,368

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                                    -
Acquisition of property and equipment                                    -                    (170)
Group distribution, common ownership                                     -                       -
                                                            --------------          --------------

Due to related parties                                                   -
                                                            --------------

  Net cash used for investing activities                                 -                    (170)
                                                            --------------          --------------

Net increase (decrease) in cash                                   (123,725)                 61,198
Cash, beginning of year                                            242,529                 142,278
                                                            --------------          --------------
Cash, end of year                                           $      118,804          $      203,476
                                                            --------------          --------------

Supplemental disclosure of non-cash investing and
  financing activities:
Interest paid                                               $      215,503          $        7,716
                                                            ==============          ==============

Income taxes paid                                           $      230,891          $       12,937
                                                            ==============          ==============

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Six months ended     Six months ended
                                                                         June 30, 1999         June 30, 1998
                                                                         ---------------     ----------------
                                                                           (Unaudited)          (Unaudited)
Cash flows provided by (used for) operating activities:
Net income (loss)                                                        $   (2,686,651)     $     47,634

Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
Depreciation                                                                     28,094             3,961
Amortization                                                                    532,258                 -
Foreign currency translation                                                   (105,436)           (6,491)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                             242,039           115,002
Inventory                                                                         6,721                 -

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                                        1,908,032         (200,239)
  Income taxes payable                                                          (16,551)                -
                                                                         --------------      ------------

  Total adjustments                                                           2,595,157           (87,767)
                                                                         --------------      ------------

  Net cash provided by operating activities                                     (91,493)          (40,133)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                                                 -              (267)
Group distribution, common ownership                                            (84,738)                -
                                                                         --------------      ------------

  Net cash used for investing activities                                        (84,738)             (267)
                                                                         --------------      ------------

Net increase (decrease) in cash                                                (176,232)          (40,400)
Cash, beginning of period                                                       242,529           142,278
                                                                         --------------      ------------
Cash, end of period                                                      $       66,298      $    101,878
                                                                         --------------      ------------

Supplemental disclosure of non-cash investing and financing activities:
  Interest paid                                                          $      140,576      $      7,576
                                                                         ==============      ============
  Income taxes paid                                                      $      150,613      $     12,703
                                                                         ==============      ============

                                   SCOOP, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              Three months ended    Three months ended
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
                                                                  (Unaudited)           (Unaudited)
Cash flows provided by (used for) operating activities:
Net loss                                                        $      (75,848)       $       (9,575)

Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
Depreciation                                                               128                   391
Foreign currency translation                                            (3,893)               (4,765)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                        868                57,769
Inventory                                                                   93                     -

Changes in assets and liabilities:
(Increase) decrease in assets:
  accounts payable and accrued expenses                                 (5,308)              (67,029)
                                                                --------------        --------------

  Total adjustments                                                     (8,112)              (13,634)
                                                                --------------        --------------

  Net cash provided by operating activities                            (83,960)              (23,209)

Cash flows provided by (used for) investing activities:
Due to/from related parties                                                (59)                    -
                                                                --------------        --------------
  Net cash used for investing activities                                   (59)                    -
                                                                --------------        --------------

Net increase (decrease) in cash                                        (84,019)              (23,209)
Cash, beginning of year                                                242,588               142,278
                                                                --------------        --------------
Cash, end of year                                               $      158,569        $      119,069
                                                                --------------        --------------

Supplemental disclosure of cash flow information:

  Interest paid                                                 $        2,662        $        2,537
                                                                ==============        ==============
  Income taxes paid                                             $            -        $        4,254
                                                                ==============        ==============

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                               Nine months ended             Nine months ended
                                                              September 30, 1998             September 30, 1997
                                                              ------------------             ------------------
                                                                  (Unaudited)                    (Unaudited)
Cash flows provided by (used for) operating activities:
Net income (loss)                                                 $       144,164                $        82,634

Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
Depreciation                                                                1,211                          1,900
Foreign currency translation                                               (1,915)                       (24,665)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                      (118,563)                       (69,188)
Inventory                                                                       -                          2,675
Prepaid expenses and other receivables                                          -                          1,783

Changes in assets and liabilities-
(Increase) decrease in assets -
  accounts payable and accrued expenses                                    36,472                        (58,118)
                                                                  ---------------                ---------------

  Total adjustments                                                       (82,795)                      (145,612)
                                                                  ---------------                ---------------

  Net cash provided by operating activities                                61,369                        (62,978)

Cash flows provided by (used for) investing activities:
 Acquisition of property and equipment                                       (171)                             -
                                                                  ---------------                ---------------

  Net cash used for investing activities                                     (171)                             -
                                                                  ---------------                ---------------

Net increase (decrease) in cash                                            61,198                        (62,978)
Cash, beginning of year                                                   142,278                        248,473
                                                                  ---------------                ---------------
Cash, end of year                                                 $       203,476                $       185,495
                                                                  ---------------                ---------------

Supplemental disclosure of non-cash investing and
 financing activities:
 Interest paid                                                    $         7,719                $        12,475
                                                                  ===============                ===============
 Income taxes paid                                                $        12,942                $        30,431
                                                                  ===============                ===============

                                   SCOOP, INC.


                         QUARTERLY FINANCIAL INFORMATION




(1)       Summary of Significant Accounting Policies:


          Interim Financial Statements:

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Scoop, Inc. and Subsidiaries (the "Company") on Form 10-KSB for the year ended December 31, 1999, 1998, and 1997.


(2)       Significant transactions:

          Reorganization:

          On April 9, 1999, 24STORE and its parent company entered into a share purchase agreement, whereby 24STORE received all the outstanding shares of several of InfiniCom's subsidiaries, in exchange for 9,999,980 newly issued shares of 24STORE and a note payable of $2,368,000. The transaction was treated as a reorganization, with the transfer of assets and liabilities accounted for at historical cost, after adjustment to U.S. generally accepted accounting principles, in a manner similar to that in pooling of interest accounting, in accordance with APB 16 paragraph 5. The historical costs transferred include goodwill of approximately $2,312,960, which had been recognized upon the parent company's original acquisition of the transferred subsidiaries.

          Included in this transaction 24STORE issued a note payable to the InfiniCom for $1,581,000 for the costs incurred in the development of certain software by one of the transferred subsidiaries. These costs were expensed as research and development during the year ended December 31, 1999.


         Acquisitions:

         On May 6, 1999, 24STORE purchased all the issued ordinary shares of Lapland UK, Mobile Planet and Cyberia ("UK Group") in a share purchase agreement with the shareholders of the acquired company. The three entities were each owned by the same two shareholders, unrelated to 24STORE or its parent company. 24STORE received all the outstanding shares of the three companies, for consideration of cash and notes of approximately $3,420,000 and 700,000 shares of InfiniCom's outstanding shares.

                                   SCOOP, INC.


                         QUARTERLY FINANCIAL INFORMATION




         Acquisitions, Continued:

         The acquisition has been accounted for using the purchase method of accounting, and accordingly, the acquisition cost of approximately $4,760,000 has been allocated to the assets acquired and liabilities assumed based on estimates of their fair value. A total of approximately $3,616,000, representing the excess of acquisition costs over the fair value of the UK Group's tangible net assets, has been allocated to goodwill and is being amortized over 5 years. The Company will continually evaluate the existence, if any, of goodwill impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Accumulated amortization on all goodwill was $839,087 at December 31, 1999.

         The Company's consolidated results of operations have incorporated the UK Group's activity from the effective date of the acquisition. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. This pro forma information does not purport to be indicative of future results or what would have occurred had the acquisition been made as of those dates.


         Acquisition Pro Forma - UK Group

         (in Thousands, except per share amounts - unaudited)



                                                                                       Year ended          Year ended
                                                                                       December 31,        December 31,
                                                                                          1998                1997
                                                                                       ------------        ------------

                  Revenue                                                              $ 30,590            $ 28,215

                  Operating income                                                       (7,887)                463

                  Net income (loss)                                                      (8,662)                 85

                  Basic and diluted earnings per share
                  Net income (loss) per share                                             (0.13)               0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, position with the Company, age and tenure of each director and executive officer are as follows:

        Lennart Orkan      56     Director and Chairman of the Board     2000
        Larsake Sandin     52     Director                               2000
        Akbar Seddigh      56     Director                               2000
        Martin Clarke      35     President and                          2000
                                  Chief Executive Officer
        Michael Neame      39     Chief Financial Officer,               2000
                                  Chief Accounting Officer
                                  and Secretary

     Lennart Orkan, Ph.D., Director and Chairman of the Board. Dr. Orkan has approximately 25 years of experience in business and banking. Currently, Dr. Orkan is the President and CEO of Strator B.D.N. International AB, a company based in Sweden which provides consulting services to public and private companies on mergers and acquisitions, recapitalization, and other forms of corporate reorganization. The Strator Group has associated companies and affiliates in a number of European countries and in North America. Dr. Orkan is also the founder and the majority owner of the company. Since 1980, Dr. Orkan has been the Chairman of the Board and/or a Board Member of many medium-sized and large Scandinavian and foreign private corporations. From 1974 until 1980, Dr. Orkan was the head of the two largest departments of the Swedish Savings Bank Association in addition to being the General Manager of the Swedish Savings Banks Institute and the vice-Chairman of the International Savings Bank
Institute in Geneva, Switzerland. From 1980 until 1984, Dr. Orkan was the General Manager of Lantbrukets Utredningsinstitut, the Swedish Institute for Agro-Business Development and Research, a highly respected research institute and consulting group for economic studies and business development services. From 1984 until 1985, Dr. Orkan served as the President and CEO of the Cooperative Bank of Sweden West, the largest cooperative bank in Sweden. From 1985 until 1988, Dr. Orkan was the President and CEO of Praktikertjanst AB, the dominating group in the areas of private health and dental care and medical technical services in Scandinavia.

     Larsake Sandin, Director. Mr. Sandin has approximately 25 years of experience in the information technology field as founder, director and manager of several companies in Sweden, the United Kingdom and the United States. Mr. Sandin is currently the Founding Director and a Business Consultant of Acom CMC Ltd in London, the Founding Director of The Server Group in Scandinavia Stockholm, also located in London, the CEO and a director of InfiniCom AB, the majority shareholder of Scoop, Inc. From 1976 until 1989, Mr. Sandin served as Business Manager of AB Programator, a company located in Stockholm. From 1989 until 1991, Mr. Sandin was the Managing Director of Philips Tele & Data Systems, a subsidiary of Philips Norden AB of Stockholm, in which capacity Mr. Sandin accomplished a significant restructuring of the company. From 1992 until 1995, Mr. Sandin was employed by Digital Equipment Corporation, where he was the Director of Retail Banking Worldwide in Boston, the Director of Financial Industry Expertise Center Europe in London, and the Director of Retail Banking Europe in Stockholm. In addition to his employment experience, Mr. Sandin has been and continues to be a director of many publicly and privately held companies in Sweden. In the past, Mr. Sandin was the Chairman of the Board of Philips Radio Communications AS, Digital Equipment BCFI AB, Rostvold AS and Ericsson-Programatic AB.

     Akbar Seddigh, Director. Mr. Seddigh has approximately 25 years of experience in the business field. Currently, Mr. Seddigh is the Chairman of the Board and President of Ortivus US, Inc.; the Chairman of the Board of ELEKTA AB, Cascade Computing AB, Neoventa AB and Samba Sensor AB; and Board Member of Nordbanken, Taby, Affarsstrategerna AB, Artimplant AB, and Minidoc AB in addition to other responsibilities. From 1976 through 1981, Mr. Seddigh worked as the chief Executive Officer of a subsidiary of The Swedish Atomic Energy. In 1985, Mr. Seddigh founded Ortivus AB and acted as Chief Executive Officer of the company until November, 1999. Since November 1999, Mr. Seddigh has acted as Vice Chairman in addition to his role on the Board of Directors of the company. Ortivus AB was listed on the Stockholm Stock Exchange in January 1997 and deals in devising new medical concepts including Myocardial Ischemia Dynamic Analysis
(MIDA) and telemedicine (Mobimed).

     Martin Clarke, President and Chief Executive Officer. Mr. Clarke came to 24STORE via the acquisition of LapLand (UK) Limited the company he co-founded with Michael Neame in 1991. Responsible for Sales and Marketing, he was instrumental in the growth which led to recognition of the company by the UK's Sunday Times Newspaper as one of the UK's "Hot 100" fastest growing companies. Prior to LapLand Mr. Clarke was European Sales and Marketing Director for Orchid (Europe) Limited, the European subsidiary of a San Francisco based manufacturer of computer peripherals and motherboards quoted on the London stock market. Trained in aerospace and defense systems electronics, he moved on to a sales career with a number of leading information technology companies. Mr. Clarke joined Orchid (Europe) Limited in November 1988 with responsibility for UK sales; promotion followed to European Sales Manager in March 1989 with responsibility for all European distribution territories. Mr. Clarke was appointed European Sales and Marketing Director in 1990.

     Michael Neame, Chief Financial Officer, Chief Accounting Officer and Secretary. Mr. Neame came to 24STORE via the acquisition of LapLand (UK) Limited the company for which he had been Managing Director since 1991. Mr. Neame was responsible for the Finance and Logistics operations of the organization from inception to date. Prior to LapLand he was Managing Director of Orchid (Europe) Limited, the European subsidiary of a San Francisco based manufacturer of computer peripherals and motherboards. Mr. Neame joined Orchid in May 1988 as Financial Controller, promotion followed to Financial Director in March 1989 and Managing Director in October 1989, with responsibility for all European subsidiaries. Orchid Technology was quoted on the London stock market. Mr. Neame is a Fellow of the Chartered Institute of Management Accountants, having trained as an accountant with a number of Blue Chip UK & International companies including Sainsbury's, GEC, and ITW Inc.

     Each director of the Company will hold office until such director's successor is elected and qualified or until such director's earlier resignation or removal. Each executive officer of the Company will hold office until such officer's successor is elected and qualified or until such officer's earlier resignation or removal in accordance with the Company's bylaws.

     There currently exist no arrangement or understanding between any executive officer and between any other person pursuant to which any person is to be selected as an executive officer. No family relationships exist between any current or prospective executive officer or director.

     During the last five (5) years, no director or officer of the Company has:

     (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

     (2) been convicted in a criminal proceeding or is subject to a pending criminal proceeding;

     (3) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining such person from participating, or otherwise limiting such person's right to engage, in any type of business, securities or banking activities;

     (4) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring or suspending such person from participating, or otherwise limiting for more than 60 days such person's right to engage, in any type of securities or banking activities; or

     (5) been found by a court of competent jurisdiction in a civil action, by the Commission or by the Commodity Futures Trading Commission to have violated a federal or state securities law or a federal commodities law, and the judgment or finding has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. To the Company's knowledge, during the fiscal year ending December 31, 1999 the Reporting Persons complied with all applicable Section 16(a) reporting requirements, except that InfiniCom AB (publ) ("InfiniCom"), who became an owner of more than ten percent of the Company's Common Stock during such fiscal year, did not file a report on Form 3 on a timely basis. However, since the end of such fiscal year, InfiniCom has filed its report on Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth compensation earned, whether paid or deferred, during the fiscal years ended December 31, 1999, 1998 and 1997 by the Company's Chief Executive Officer and the Executive Officers of the Company whose compensation was $100,000 or greater during the fiscal year ended December 31, 1999.

                                                         Annual              Long-Term Compensation
                                                      Compensation                  Awards

                                                                            Restricted     Securities      All Other
                                                 Salary           Bonus       Stock        Underlying     Compensation
Name and Principal      Position           Year         ($)        ($)      Awards ($)     Options (#)         ($)
----------------------------------------------------------------------------------------------------------------------
Martin Clarke(1)        President and       1999     $165,984     $ --         $ --         $ --            $19,672
                        Chief Executive     1998     $143,105     $ --         $ --         $ --            $37,215
                        Officer             1997     $ 95,200     $ --         $ --         $ --            $30,437

Michael Neame(2)        Chief Financial     1999     $166,869     $ --         $ --         $ --            $19,672
                        Officer and         1998     $116,950     $ --         $ --         $ --            $28,851
                        Secretary           1997     $ 66,667     $ --         $ --         $ --            $21,639

Rand Bleimeister(3)     Chairman of         1999     $  3,741     $ --         $ --         $ --            $ --
                        the Board,          1998     $132,695     $ --         $ --         $ --            $ --
                        Chief Executive     1997     $ 56,344     $ --         $ --         $350,000        $ --
                        Officer and
                        Chief Financial
                        Officer

(1)  Mr. Clarke was appointed as President and Chief  Executive  Officer of the Company on March 17, 2000. Mr.  Clarke's
     annual  compensation  amounts relate to compensation paid by 24STORE and its subsidiaries for the periods indicated
     prior to the reverse acquisition of the Company by InfiniCom AB.

(2)  Mr. Neame's annual compensation amounts relate to compensation paid by 24STORE and its subsidiaries for the periods indicated prior to the reverse acquisition of the Company by InfiniCom AB.

(3)  Mr.  Bleimeister joined the Company on September 2, 1997 and thus his compensation for 1997 reflects a partial year of service. As the Company commenced its Chapter 11 proceedings in July of 1998, Mr. Bleimeister's compensation for
     1998 reflects a partial year of service.  However,  during the latter half of 1998 and during 1999 Mr.  Bleimeister was  compensated  at the hourly rate of $125 for the first 10 hours of the week and $105 per hour for any hour over ten for services rendered in connection with the Chapter 11 case. Thus, Mr.  Bleimeister's 1998 salary reflects his partial salary plus the consulting fees earned throughout the remainder of the year. Mr. Bleimeister  resigned from all positions with the Company on January 14, 2000.

Option Grants in Last Fiscal Year

     The Company did not grant any options during the last fiscal year.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of February 13, 2001, concerning the Common Stock of the Company beneficially owned (i) by each director and each Named Executive Officer of the Company, (ii) by all directors and executive officers of the Company as a group and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. The beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                            Shares Beneficially Owned
Name and Address                                                               Shares        Percent
InfiniCom AB (publ)
Gustavslundsvagen 151A
S-16751 Bromma
Sweden.................................................................     67,335,910         78.8

Rand Bleimeister
1800 Century Park East
Los Angeles, California 90067..........................................         59,626           *

Larsake Sandin
Frensham Court, Summerfield Lane
Surrey GU10 3AN
England................................................................              0           0

Lennart Orkan
Foreningsvagen 2
SE-13237 Saltsjo-Boo
Sweden.................................................................              0           0

Akbar Seddigh
Centralvagen 18
18357 Taby
Sweden.................................................................              0           0

Martin Clarke
Kingston
Reading Road North
Fleet
Hampshire
GU13 8RR
United Kingdom.........................................................      4,953,455          5.8

Michael Neame
21 Archery Fields
Odiham, Hook
Hampshire
RG29 1AE
United Kingdom.........................................................      4,953,455          5.8

All executive officers and directors as a group (6 persons)............      9,966,536         11.7

*    Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 6, 1999, Michael Neame ("Neame") and Martin Clarke ("Clarke") sold to 24STORE 100% of the outstanding capital stock of each of the companies comprising the UK Group. In connection with, and as partial consideration for, the foregoing sale, InfiniCom issued a promissory note in favor of Neame and Clarke which was secured by a lien on the shares of LapLand, Mobile Planet and Cyberia. On March 31, 2000, the Company, InfiniCom, 24STORE, Neame and Clarke agreed to restructure the foregoing debt, along with certain other intercompany debt then outstanding between InfiniCom and 24STORE. In connection with the restructuring, the Company issued to each of Neame and Clarke 4,953,455 shares of the Company's Common Stock and certain debt obligations relating to the sale of the UK Group were discharged. Neame and Clarke were each granted put options by InfiniCom whereby Neame and Clarke were given the right to require InfiniCom to purchase from Neame and/or Clarke the shares of the Company's Common Stock acquired by them in the restructuring subject to certain terms and conditions.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     (1)  Financial Statements

          The financial statements listed below and included under Item 8, are filed as part of this report.

          Consolidated Financial Statements of Scoop, Inc.

          (i)  Independent Auditors' Report

          (ii) Consolidated Balance Sheet at December 31, 1999, December 31, 1998 and December 31, 1997

          (iii)Consolidated Statement of Income (Operations) for each of the four years ended December 31, 1999

          (iv) Consolidated Statement of Shareholders' Equity (Deficit) for each of the four years ended December 31, 1999

          (v) Consolidated Statement of Cash Flows for each of the four years ended December 31, 1999

          (vi) Notes to the Conslidated Financial Statements

          Consolidated Financial Statements of Lapland Group

          (i)  Independent Auditors' Report

          (ii) Consolidated Balance Sheet at March 31, 1999, December 31, 1998 and December 31, 1997

          (iii)Consolidated Statement of Income (Operations) for each of the two years ended December 31, 1998 and the three months ended March 31, 1999 (unaudited)

          (iv) Consolidated Statement of Shareholders' Equity (Deficit) for each of the two years ended December 31, 1998 and the three months ended March 31, 1999 (unaudited)

          (v) Consolidated Statement of Cash Flows for each of the two years ended December 31, 1998 and the three months ended March 31, 1999 (unaudited)

          (vi) Notes to the Conslidated Financial Statements

          Scoop, Inc. Unaudited Pro Forma Condensed Consolidated Financial Information

          (i) Consolidated Balance Sheet at March 31, 1999 (For Acquisition of UK Group)

          (ii) Consolidated Statement of Operations for the periods ended March 31, 1999 and December 31, 1998 (For Acquisition of UK Group)

          Scoop, Inc. Unaudited Quarterly Financial Information

          (i) Consolidated Balance Sheets at September 30, 1999, June 30, 1999, March 31, 1999 and September 30, 1998

          (ii) Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998, for the six months ended June 30, 1999 and June 30, 1998 and for the nine months ended September 30, 1999, September 30, 1998 and September 30, 1997

          (iii)Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998, for the six months ended June 30, 1999 and June 30, 1998 and for the nine months ended September 30, 1999, September 30, 1998 and September 30, 1997

     (2)  Financial Statement Schedules

          All schedules have been omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

(b)  Exhibits


 Exhibit Number                                              Description

     2.1 Second Amended Plan of Reorganization of Scoop, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (filed April 5, 2000) and incorporated herein by this reference).

     2.2 Stock Purchase Agreement, dated as of April 23, 1999, between InfiniCom AB and Scoop, Inc. (Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K (filed April 5,
                    2000) and incorporated herein by this reference).

     2.3 Agreement, dated as of November 1, 1999, between InfiniCom AB and Scoop, Inc. (Filed as Exhibit 2.3 to the Company's Current Report on Form 8-K (filed April 5, 2000) and incorporated herein by this reference).

     3.1*           Certificate of Incorporation of the Company.

     3.2* Certificate of Amendment of the Certificate of Incorporation of the Company.

     3.3*           Bylaws of the Company.

     3.4*           Certificate of Amendment of the Bylaws of the Company.

     4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-15129) and incorporated herein by this reference).

     10.1*          Service  Agreement   dated   May 6,  1999   between  24STORE
                    Limited and Martin Clarke.

     10.2*          Service  Agreement   dated   May 6,  1999  between   24STORE
                    Limited and Michael John Neame.

     10.3*          Lease  Agreement dated December 16, 1996 between Betokem AS,
                    as   Lessor,   and  Compo   Data  AS,  as  Lessee   (English
                    Translation)

     10.4*          Invoice Discounting Agreement dated October 10, 1996 between
                    Mobile  Planet  Limited  and  Lombard  Natwest   Discounting
                    Limited.

     10.5*          Invoice Discounting Agreement dated October 10, 1996 between
                    Lapland  U.K.   Limited  and  Lombard  Natwest   Discounting
                    Limited.

     10.6* Advice of Borrowing Terms dated September 25, 1997 between National Westminster Bank PLC and Cyberia (UK) Limited.

     21*            List of Subsidiaries of the Company.

*    filed herewith

(c)  Current Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOOP, INC.


By: /s/ Lennart Orkan
   ------------------------------------
    Name:   Lennart Orkan
    Title:  Chairman of the Board

Date:  February 21, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Martin Clarke
   ------------------------------------
    Name:   Martin Clarke
    Title:  President and
            Chief Executive Officer


By: /s/ Michael Neame
   ------------------------------------
    Name:   Michael Neame
    Title:  Chief Financial Officer and
            Principal Accounting Officer


By: /s/ Lennart Orkan
   ------------------------------------
    Name:   Lennart Orkan
    Title:  Director, Chairman of
            the Board


By: /s/ Larsake Sandin
   ------------------------------------
    Name:   Larsake Sandin
    Title:  Director


By: /s/ Akbar Seddigh
   ------------------------------------
    Name:   Akbar Seddigh
    Title:  Director