Form 10-Q
period 2000-03-31
SCOOP INC/DE
filed 2001-03-06
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------


                        Commission file number 000-22281

                                   SCOOP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    33-0726608
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                                  Cyberia House
                           Church Street, Basingstoke
                               Hampshire RG21 7QN
                                 United Kingdom
                    (Address of Principal Executive Offices)

                                +44 1256 867 800
                               (Telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days. Yes      No  X
                                             -----   -----

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No
                         ------   ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Number of shares of Common Stock outstanding at February 13, 2001: 85,486,716.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   SCOOP, INC.

                                  BALANCE SHEET


                                                               March 31, 2000
                                                               --------------
                                                                 (Unaudited)

                                     ASSETS

    Current assets:
    Cash and cash equivalents                                $       624,111
    Accounts receivable, net of reserve of $103,277                4,120,913
    Inventory                                                      1,069,401
                                                             ---------------
       Total current assets                                        5,814,425


    Loan receivable, related parties                                  97,367

    Property and equipment, net of
      accumulated depreciation and amortization                    1,578,202

    Goodwill, net of accumulated amortization                      2,923,674
                                                             ---------------
                                                             $    10,413,668
                                                             ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities-
     Accounts payable and accrued expenses                   $     5,650,510
     Income taxes payable                                             70,602
    Short term loans, related party                                  245,630
     Current portion of loan payable                                 102,796
                                                             ---------------
         Total current liabilities                                 6,069,538

    Loan payable, bank                                               410,823

    Shareholders' equity:
    Preferred stock; $0.001 par value,
       5,000,000 authorized, no shares
       issued and outstanding                                              -
    Common stock; $.001 par value,
       100,000,000 shares authorized
       85,486,716 shares issued and outstanding                       26,081
    Additional paid in capital                                     9,860,176
     Other comprehensive loss                                          3,186
    Accumulated deficit                                           (5,956,136)
                                                              --------------
         Total shareholders' equity                                3,933,307
                                                              --------------

                                                             $    10,413,668
                                                              ==============

                                   SCOOP, INC.

                            STATEMENTS OF OPERATIONS


                                      Three months ended      Three months ended
                                        March 31, 2000          March 31, 1999
                                        --------------          --------------
                                          (Unaudited)             (Unaudited)


 Revenue:                              $    7,869,308          $    1,608,817

 Cost of Revenue                            7,094,096               1,323,117
                                       --------------          --------------

 Gross profit                                 775,212                 285,700


 Operating expenses:
   Distribution costs                         150,622                  93,281
   General and administative                  782,693                     986
   Goodwill Amortization                      177,048                       -
   Depreciation                                29,099                 265,199
                                       --------------          --------------
      Total operating expenses              1,139,462                 359,466
                                       --------------          --------------

 Net loss before interest and
   other income and interest expense         (364,250)                (73,766)

 Interest and other income                     (3,115)                      -
 Interest expense                             200,329                   2,082
                                       --------------          --------------

Net loss before provision
   for income taxes                          (561,464)                (75,848)

Provision for income taxes                          -                       -
                                       --------------          --------------


Net loss                               $     (561,464)         $     (75,848)
                                       ===============         =============

Net loss per share -
   basic and diluted                   $        (0.01)         $       (0.00)
                                       ==============          =============

Weighted average number of shares
   outstanding -
   basic and diluted                       68,217,618             60,783,219
                                       ==============          =============

                                   SCOOP, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                         Three months ended   Three months ended
                                            March 31, 2000       March 31, 1999
                                            --------------       --------------
                                              (Unaudited)          (Unaudited)
Cash flows provided by (used for)
  operating activities:
  Net income (loss)                       $     (561,464)      $     (75,848)

Adjustments  to reconcile
  net income (loss) to net cash
  provided by (used for)
  operating activities:
Depreciation                                      29,099                 128
Amortization of goodwill                         177,048                   -
Foreign currency translation                     (21,799)             (3,893)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                               47,931                 868
Inventory                                       (143,984)                 93

Changes in assets and liabilities:
(Increase) decrease in assets:
 Accounts payable and accrued expenses        (1,191,379)             (5,308)
 Income taxes payable                            (20,558)                  -
                                          --------------      --------------
  Total adjustments                           (1,123,642)             (8,112)
                                          --------------      --------------

  Net cash used for operating activities      (1,685,106)            (83,960)

Cash flows provided by (used for)
 investing activities:
Acquisition of property and equipment            (13,540)                  -
Due to/from related parties                      (37,485)                (59)
                                           --------------     --------------

  Net cash used for investing activities         (51,025)                (59)
                                           --------------     --------------


Cash flows provided by (used for)
 financing activities:
 Proceeds from sale of common stock            1,870,426                  -
 Payment on long-term debt, related parties   (1,351,255)                 -
 Payment on long-term debt, bank                 (19,374)                 -
                                           -------------      -------------

  Net cash provided by financing
  activities                                     499,797                  -
                                           --------------     -------------

Net increase (decrease) in cash               (1,236,335)           (84,019)
Cash, beginning of period                      1,860,445            242,588
                                           --------------    --------------
Cash, end of period                        $     624,111     $      158,569
                                           ==============    ==============

Supplemental disclosure of cash flow
information:
  Interest paid                            $      42,609     $        2,662
                                           ==============    ==============
  Income taxes paid                        $           -     $            -
                                           ==============    ==============

Supplemental disclosure of non-cash
  investing and financing activities:
  Shares issued in satisfaction of debt    $    8,008,441
                                           ==============

                                   SCOOP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000



(1)      Description of business:

         Interim Financial Statements:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Scoop, Inc. and Subsidiaries (the "Company") on Form 10-K for the year ended December 31, 1999.

         General:

         The Company was incorporated in 1996 in the state of Delaware as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). In September 1999, the Company filed a Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999. Pursuant to the Plan, Scoop was acquired in a reverse merger with 24STORE.com Limited ("24STORE"), whose parent company, InfiniCom AB, acquired approximately 91% of the outstanding shares of the Company, or 60,783,219 newly issued shares, in exchange for all the outstanding shares of 24STORE. No value has been assigned to the assets and liabilities of the acquired company, as it is emerging from a formal bankruptcy plan. Proforma operating results as if the acquisition had taken place at the beginning of the period have not been presented as there are no operations of the acquiree. The financial position and results of operations of the acquiree are included in the consolidated statements of the Company.

         24STORE was incorporated July 28, 1998 in England and Wales, and was a wholly owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden, whose principal activity is that of a holding company. On April 9, 1999, 24STORE entered into a Share Purchase Agreement, whereby it acquired from InfiniCom several companies registered in Sweden and Norway. This transaction was treated as a reorganization. All of the Swedish entities either entered bankruptcy or ceased operations soon after transfer. The Norwegian entity, as the only ongoing concern, has been treated as the predecessor, and accordingly, its financial position and results of operations have been presented for the periods preceding the reverse merger of 24STORE with the Company.

         On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, which companies were related through common ownership.

         All of the consolidated subsidiaries of the Company are in the business of selling and distributing consumer and commercial electronic products in Europe.

                                  SCOOP, INC.
                                  -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        THREE MONTHS ENDED MARCH 31, 2000


(2)      Summary of Significant Accounting Policies:

         Principles of Consolidation:
         ---------------------------

         The accompanying consolidated statements include the accounts of Scoop, Inc. and subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         The financial statements of entities owned outside the United States are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

(3)      Interim financial information (Unaudited):

         On March 24, 2000, the Company, InfiniCom, and the two previous shareholders ("Officers") of the UK Group agreed to restructure the related party Notes Payable, along with certain other intercompany debt then outstanding between InfiniCom and Scoop. InfiniCom released and discharged all amounts (including, without limitation, principal and interest) owing by the Company under the debt obligations in consideration for which the Company issued to InfiniCom 7,819,217 shares of its common stock.

         In satisfaction of the $2,817,500 Note Payable owing to the Officers under the May 6, 1999 acquisitions, the Company paid to the Officers the sum of 851,506 Pounds Sterling, or approximately $1,351,255, in cash and issued to each of the Officers 4,953,455 shares of the Company's outstanding common stock.

         Also as a part of the restructuring, InfiniCom subscribed for and purchased 965,132 newly issued shares of common stock of the Company at a subscription price of $1.938 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2000:

NET SALES. Net sales for the three months ended March 31, 2000 were $7,869,308 compared to $1,608,817 for the three months ended March 31, 1999 representing an increase of 389%. The increase reflects the acquisition on May 6, 1999 of three UK entities, as detailed in the Company's December 31, 1999 10K.

GROSS PROFIT. Gross profits for the three months ended March 31, 2000 were $775,212 compared to $285,700 for the three months ended March 31, 1999 representing an increase of 171%. Gross profits as a percentage of sales were 9.8% for the three months ended March 31, 2000 compared to 17.8% for the three months ended March 31, 1999. The changes in Gross profit between periods are a result of the acquisition mentioned above, and the change as a percentage of Sales is reflective of the decreased sales margins realized by the UK entities as compared to the Norwegian entity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2000 were $962,415 compared to $359,466 for the three months ended March 31, 1999. This increase of 168% reflects the inclusion of the results of operations of the acquired entities, as mentioned above.

GOODWILL AMORTIZATION. Goodwill amortization, reflecting the excess of purchase price of the May 1999 acquisition over fair value of assets acquired, for the three months ended March 31, 2000 was $177,048. There was no goodwill amortization for the three months ended March 31, 1999.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended March 31, 2000 was $197,214 compared to $2,082 for the three months ended March 31, 1999 representing an increase of 9,372%. The increase in interest expense in the three months ended March 31, 2000 is primarily attributable to the acquisition of the UK Group which has a bank loan and operates with receivables financing arrangements, and interest on loan notes due to related parties, as a result of the reorganization and acquisitions. See discussion in "Part II, Item 5 - Other Information."

INCOME TAXES. There were no income taxes in the three months ended March 31, 2000 or in the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2000 were $624,111 compared to $1,860,445 as of December 31, 1999. This decrease is due to several factors: a portion to weakening foreign exchange rates in translation into United States dollars, position of cash advances on revolving line of credit at year end, and timing of payments to creditors at year end and interim period.

Cash used for operating activities for the three months ended March 31, 2000 was $1,685,106 compared to net cash used by operating activities of $8,112 in the three months ended March 31, 1999. The increased use of cash reflects the increased operations of the acquired entities as compared to pre-acquisition operations at March 31, 1999, including increased overhead and employee costs as a result of the growth. Secondly, additional money was used to fund the Norway entity, which is in financial difficulty. Additionally, the Company incurred increased professional fees in 2000.

As of March 31, 2000 the Company had a working capital deficit of $255,113 compared to a working capital deficit of $8,146,694 as of December 31, 1999.

Cash used by investing activities was $51,025 in the three months ended March 31, 2000 and cash provided by financing activities was $499,797, compared to no cash provided by investing and financing activities in 1999. The Company also issued $8,008,441 in shares in a non-cash transaction to satisfy debt. See discussion in "Part II, Item 5 - Other Information."

The change in working capital, and the cash provided by investing and financing activities is primarily attributable to the restructuring of debt that occurred on March 24, 2000. See discussion in "Part II, Item 5 - Other Information."

In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables and (2) a ten year mortgage expiring in 2008, secured by the underlying property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

Item 3.  Quantitive and Qualitative Disclosures About Market Risk.

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

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

On May 6, 1999, Michael Neame ("Neame") and Martin Clarke ("Clarke") sold to 24STORE 100% of the outstanding capital stock of each of LapLand U.K. Limited, Mobile Planet Limited and Cyberia (UK) Limited, each of which are companies incorporated in England. In connection with, and as partial consideration for, the foregoing sale, InfiniCom issued a promissory note in favor of Neame and Clarke which was secured by a lien on the shares of LapLand, Mobile Planet and Cyberia.

On March 31, 2000, the Company, InfiniCom, 24STORE, Neame and Clarke agreed to restructure the foregoing debt, along with certain other intercompany debt then outstanding between InfiniCom and 24STORE. To effect the restructuring, the Company issued to each of Neame and Clarke 4,953,455 shares of the Company's Common Stock and 24STORE paid to each of Neame and Clarke the sum of 425,753 Pounds Sterling, or approximately $675,627, in cash in consideration for which
(i) 24STORE issued to the Company 4,200,000 additional shares of its capital stock and (ii) Neame and Clarke released and discharged the obligations of 24STORE owed by 24STORE to Neame and Clarke pursuant to a Loan Note Instrument executed by 24STORE and InfiniCom dated May 6, 1999. The Company also assumed from 24STORE all of the obligations of 24STORE under (a) a Loan Note issued by 24STORE in favor of InfiniCom dated April 9, 1999 in the principal amount of $2,368,000, (b) a Loan Note issued by 24STORE in favor of InfiniCom dated April 9, 1999 in the principal amount of $1,581,000, (c) a Loan Note issued by 24STORE in favor of InfiniCom dated May 6, 1999 in the principal amount of 16,300,000
SEK and (d) certain other debt obligations ((a), (b), (c) and (d) above collectively, the "Debt Obligations") in consideration for which 24STORE issued to the Corporation 16,142,972 additional shares of its capital stock. Following the foregoing assumptions, InfiniCom released and discharged amounts (including, without limitation, principal and interest) owing under the Debt Obligations in consideration for which the Company issued to InfiniCom 7,819,217 shares of its Common Stock.

Also as a part of the restructuring, (x) InfiniCom subscribed for and purchased 965,132 newly issued shares of Common Stock of the Company at a subscription price of $1.938 per share and (y) the Company subscribed for and purchased 4,308,580 shares of the capital stock of 24STORE at a subscription price of L0.25 per share (equivalent to an aggregate subscription price of $1,695,426).

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         Exhibit Number             Description
         --------------             -----------

         10.1 Deed of Subscription, Amendment and Release dated March 31, 2000 among Michael John Neame, Martin Clarke, 24STORE.com Limited, InfiniCom AB and Scoop, Inc.

         10.2                       Subscription   Agreement   dated  March  31,
                                    2000 between InfiniCom AB and Scoop, Inc.

         10.3 Subscription Agreement dated March 31, 2000 between Michael John Neame and Scoop, Inc.

         10.4 Subscription Agreement dated March 31, 2000 between Martin Clarke and Scoop, Inc.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 6, 2001                  SCOOP, INC.

                                      By: /s/ Martin Clarke
                                         -------------------------------------
                                         Martin Clarke
                                         President and Chief Executive Officer

                                      By: /s/ Michael Neame
                                         -------------------------------------
                                         Michael Neame
                                         Chief Financial Officer and
                                         Principal Accounting Officer