Form 10-Q
period 2000-06-30
SCOOP INC/DE
filed 2001-03-06
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ____________________ to _________________________


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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                         -----   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Number of shares of Common  Stock  outstanding  at February  13, 2001:
85,486,716.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   SCOOP, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                  June 30, 2000
                                                                  -------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                        $      268,569
Accounts receivable, net of reserves of $29,989                       3,886,215
Prepaids and other current assets                                             -
Inventory                                                             1,569,849
                                                                 --------------
     Total current assets                                             5,724,633

Loan receivable, related party                                                -

Property and equipment, net of
  accumulated depreciation and amortization                           1,473,844

Goodwill, net of accumulated amortization                             2,587,221
                                                                 --------------

                                                                 $    9,785,698
                                                                 ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                          $    5,845,803
  Income taxes payable                                                   45,288
  Short term loans, related party                                       184,923
  Current portion of loan payable                                       102,796
                                                                 --------------
     Total current liabilities                                        6,178,810

Loan payable, bank less current portion                                 366,237

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
  no shares issued and outstanding                                            -
Common stock; $0.001 par value,  100,000,000 authorized,
  85,486,716 shares issued and outstanding                               26,081
Additional paid in capital                                            9,860,176
Other comprehensive loss                                               (150,466)
Accumulated deficit                                                  (6,495,140)
                                                                 --------------
     Total shareholders' equity                                       3,240,651
                                                                 --------------

                                                                 $    9,785,698
                                                                 ==============

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three months ended   Three months ended   Six months ended   Six months ended
                                                        June 30, 2000        June 30, 1999       June 30, 2000      June 30, 1999
                                                        -------------        -------------       -------------      -------------
                                                          (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)

Revenue:                                                $   5,482,773        $   7,575,191      $   13,352,081        $   9,184,007

Cost of Revenue                                             4,992,089            6,750,983          12,086,185            8,074,099
                                                        -------------        -------------      --------------        -------------

Gross profit                                                  490,684              824,208           1,265,896            1,109,908

Operating expenses:
  Distribution costs                                          100,851              120,162             251,474              213,444
  General and adminstrative expenses                          765,124            2,531,364           1,547,817            2,796,563
  Depreciation                                                 27,590               27,108              56,689               28,094
  Amortization                                                153,212              532,258             330,260              532,258
                                                        -------------        -------------      --------------        -------------
     Total operating expenses                               1,046,777            3,210,892           2,186,240            3,570,359
                                                        -------------        -------------      --------------        -------------

Net loss before other interest and other
  income and interest expense                                (556,093)          (2,386,684)           (920,344)          (2,460,451)

Interest and other income                                      (2,134)              (1,130)             (5,249)              (1,130)
Interest expense                                                4,494              225,641             204,823              227,722
                                                        -------------        -------------      --------------        -------------

Net loss before provision for income taxes                   (558,453)          (2,611,195)         (1,119,918)          (2,687,043)

Provision for income taxes                                    (19,450)                (393)            (19,450)                (393)
                                                        -------------        -------------      --------------        -------------

Net loss                                                $    (539,003)       $  (2,610,802)     $   (1,100,468)       $  (2,686,650)
                                                        =============        =============      ==============        =============

Net loss per share -
  basic and diluted                                     $       (0.01)       $       (0.04)     $        (0.01)       $       (0.04)
                                                        =============        =============      ==============        =============

Weighted average number of shares outstanding -
  basic and diluted                                        85,486,716           65,815,201          76,859,981           66,299,943
                                                        =============        =============      ==============        =============

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                               Six months ended Six months ended
                                                June 30, 2000    June 30, 1999
                                                -------------    -------------
                                                 (Unaudited)      (Unaudited)

Cash flows provided by (used for) operating
activities:
   Net income (loss)                           $(1,100,468)      $(2,686,650)

Adjustments  to reconcile  net income
(loss) to net cash provided by (used for)
operating activities:
   Depreciation                                     56,689            28,094
   Amortization                                    330,260           532,258
   Foreign currency translation                     45,304          (105,436)
   Other - net                                     (33,700)                -

Changes in assets and liabilities:
(Increase) decrease in assets:
   Accounts receivable                              37,998           242,039
   Inventory                                      (724,199)            6,721

Changes in assets and liabilities:
(Increase) decrease in assets:
   Accounts payable and accrued expenses          (677,277)        1,908,032
   Income taxes payable                            (41,911)          (16,551)
                                               -----------      ------------

   Total adjustments                            (1,006,836)        2,595,157
                                               -----------      ------------

   Net cash used for  operating activities      (2,107,304)          (91,493)

Cash flows provided by (used for)
investing activities:
   Acquisition of property and equipment           (29,980)                -
   Due to/from related parties                      60,120                 -
   Group distribution, common ownership                  -           (84,738)
                                               -----------      ------------

   Net cash provided by (used for)
   investing activities                             30,140           (84,738)
                                               -----------      ------------

Cash flows provided by (used for) financing
activities:
   Proceeds from issuance of common stock        1,870,426                 -
   Payment on long-term debt, related parties   (1,351,255)                -
   Payment on long-term debt, bank                 (33,883)                -
                                               -----------      ------------

   Net cash provided by financing activities       485,288                 -
                                               -----------      ------------



Net increase (decrease) in cash                 (1,591,876)         (176,231)
Cash, beginning of period                        1,860,445           242,529
                                               -----------      ------------
Cash, end of period                            $   268,569       $    66,298
                                               ===========      ============


Supplemental disclosure of cash flow
information:

   Interest paid                               $    73,687      $    140,576
                                               ===========      ============
   Income taxes paid                           $     1,149      $    150,613
                                               ===========      ============

Supplemental disclosure of non-cash investing
and financing activities:
   Shares issued in satisfaction of debt       $ 8,008,441
                                               ===========

                                   SCOOP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000



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

                         SIX MONTHS ENDED JUNE 30, 2000

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

RESULTS OF OPERATIONS

For the Six Months ended June 30, 2000:

NET SALES. Net sales for six months ended June 30, 2000 were $13,352,081 compared to $9,184,007 for the six months ended June 30, 1999, representing an increase of 45% for the six month period. This increase reflects the inclusion of the net sales of the UK Group, acquired May 6, 1999, for the entire six month period, compared to only two months of operations included in the six months ended June 30, 1999.

GROSS PROFIT. Gross profit for the six months ended June 30, 2000 was $1,265,896 compared to $1,109,908 for the six months ended June 30, 1999, representing an increase of 14% for six months, for the reasons noted above. Gross profit as a percentage of sales for the six months ended June 30, 2000 was 9.5%, compared to 12.1% for the six months ended June 30, 1999. Gross profit as a percentage of sales decreased this period as a result of pressure on selling prices due to a downturn in the IT market in Europe.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2000 were $1,855,980 compared to $3,038,101 for the six months ended June 30, 1999, representing a decrease of 39% for the six months ended June 30, 1999. The reduction in SG&A is primarily due to a non-recurring charge in 1999 for Research and Development related to the companies websites.

GOODWILL AMORTIZATION. Goodwill amortization for the six months ended June 30, 2000 was $330,260 compared to $532,258 for the six months ended June 30, 1999. The decrease is a result of the amortization in 1999, including amortization of the Goodwill recognized upon the acquisition of the Company's Norwegian subsidiary, which was written off as an impairment loss at December 31, 1999.

INTEREST EXPENSE. Interest expense, net of interest income for the six months ended June 30, 2000 was $199,574 compared to $226,592 for the six months ended June 30, 1999, representing a decrease of 12% for the six months ended June 30, 1999. The decrease is primarily attributable to the settlement by the Company on March 24, 2000 of interest bearing loan notes related to acquisitions made in 1999. See discussion in "Part II, Item 5 - Other Information" of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. Income taxes for the six months ended June 30, 2000 were tax credits of $19,450 compared to tax credits of $393 for the six months ended June 30, 1999.

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2000:

NET SALES. Net sales for the three months ended June 30, 2000 were $5,482,773 compared to $7,575,191 for the three months ended June 30, 1999, representing a decrease of 28%, due to a downturn in demand in the IT market in Europe.

GROSS PROFIT. Gross profit for the three months ended June 30, 2000 was $490,684 compared to $824,208 for the three months ended June 30, 1999, a decrease of 40%. Gross profit as a percentage of sales for the three months ended June 30, 2000 was 8.9%, compared to 10.9% for the three months ended June 30, 1999. Gross profits decreased this period as a result of the downturn discussed above, and the reduction of profits necessary to compete in the European market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 were $893,565 compared to $2,678,634 for the three months ended June 30, 1999 respectively, representing a decrease of 71%. The reduction in SG&A is primarily due to a non-recurring charge in 1999 for Research and Development related to the companies websites.

GOODWILL AMORTIZATION. Goodwill amortization for the three months ended June 30, 2000 was $153,212 compared to $532,258 for the three months ended June 30, 1999. The decrease is a result of the amortization in 1999, including amortization of the Goodwill recognized upon the acquisition of the Company's Norwegian subsidiary, which was written off as an impairment loss at December 31, 1999.

INTEREST EXPENSE. Interest expense, net, for the three months ended June 30, 2000 were $2,360 compared to $224,510 for the three months ended June 30, 1999, representing a decrease of 99%. The decrease is primarily attributable to the settlement by the Company on March 24, 2000 of interest bearing loan notes related to acquisitions made in 1999. See discussion in "Part II, Item 5 - Other Information" of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. Income taxes for the three months ended June 30, 2000 were tax credits of $19,450 compared to tax credits of $393 for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2000 were $268,569 compared to $1,860,445 as of December 31, 1999. This decrease is due to several factors: a portion to weakening foreign exchange rates in translation into United States dollars, position of cash advances on revolving line of credit at year end, and timing of payments to creditors at year end and interim period.

Cash used for operating activities for the six months ended June 30, 2000 was $2,107,304 compared to net cash used by operating activities of $91,493 in the six months ended June 30, 1999. The increased use of cash reflects the increased operations in 2000, including the operations of the acquired entities, resulting in increased overhead and employee costs. Secondly, additional money was used to fund the Norway entity, which is in financial difficulty. Additionally, the Company incurred increased professional fees in 2000.

As of June 30, 2000 the Company had a working capital deficit of $454,177 compared to a working capital deficit of $8,146,694 as of December 31, 1999.

Cash provided by investing and financing activities was $30,140 and $485,288, respectively, in the six months ended June 30, 2000 compared to no cash provided by investing and financing activities in the six months ended June 30,1999. The Company also issued $8,008,441 in shares in a non-cash transaction to satisfy debt.

The change in working capital, and the cash provided by investing and financing activities is primarily attributable to the restructuring of debt that occurred on March 24, 2000. See discussion in "Part II, Item 5 - Other Information" of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities and Exchange Commission.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         Exhibit Number       Description
         --------------       -----------

         10.1* Deed of Subscription, Amendment and Release dated March 31, 2000 among Michael John Neame, Martin Clarke, 24STORE.com Limited, InfiniCom AB and Scoop, Inc.

         10.2*                Subscription   Agreement   dated  March  31,  2000
                              between InfiniCom AB and Scoop, Inc.


         10.3*                Subscription   Agreement   dated  March  31,  2000
                              between Michael John Neame and Scoop, Inc.

         10.4*                Subscription   Agreement   dated  March  31,  2000
                              between Martin Clarke and Scoop, Inc.

         * previously filed

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on April 5, 2000 reporting the change in control of the Company due to its acquisition by InfiniCom
         AB, the acquisition by the Company of 24STORE.com Limited, the confirmation of the Company's Chapter 11 Plan of Reorganization and a change in the Company's Certifying Accountant.

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