Form 10-Q
period 2000-09-30
SCOOP INC/DE
filed 2001-03-06
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


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

                                +44 1256 867 800
                               (Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days.  Yes       No X
                                              ---      ---

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of  shares  of  Common  Stock  outstanding  at  February  13, 2001:
85,486,716.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   SCOOP, INC.

                           CONSOLIDATED BALANCE SHEET


                                                             September 30, 2000
                                                             ------------------
                                                                  (Unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents                                     $         64,464
Accounts receivable, net of reserves of $31,505                      4,247,816
Inventory                                                              985,933
Prepaid expenses and other assets                                            -
                                                              ----------------
     Total current assets                                            5,298,213
                                                              ----------------

Property and equipment, net of
 accumulated depreciation and amortization                           1,386,817

Goodwill, net of accumulated depreciation                            2,313,503
                                                              ----------------
                                                              $      8,998,533
                                                              ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities-
 Accounts payable and accrued expenses                        $      5,606,144
 Income taxes payable                                                   19,668
 Short term loans, related party                                       144,462
 Current portion of loan payable                                       102,796
                                                              ----------------
     Total current liabilitities                                     5,873,070

Loan payable, bank, less current portion                               333,960

Stockholders' equity:
Preferred stock; $0.001 par value, 5,000,000
 authorized, no shares issued and outstanding                                -
Common stock; $0.001 par value,
 100,000,000 authorized, 85,486,716 shares
 issued and outstanding                                                 26,081

Additional paid in capital                                           9,860,176
Other comprehensive loss                                              (340,632)
Accumulated deficit                                                 (6,754,122)
                                                             -----------------
     Total stockholders' equity                                      2,791,503
                                                             -----------------
                                                             $       8,998,533
                                                             =================

                                   SCOOP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended   Three months ended    Nine months ended     Nine months ended
                                               September 30, 2000    September 30, 1999   September 30, 2000    September 30, 1999
                                               -------------------   ------------------   ------------------    ------------------
                                                   (Unaudited)           (Unaudited)          (Unaudited)           (Unaudited)
Revenue:                                          $     6,123,828        $    5,286,060      $   19,475,909        $   14,470,067


Cost of Revenue                                         5,388,810             4,653,463          17,474,995            12,727,563
                                                  ---------------       ---------------      --------------        --------------

Gross profit                                              735,018               632,597           2,000,914             1,742,504

Operating expenses:
  Distribution costs                                      111,505               169,146             362,979               382,589
  Other administrative expenses                           683,080               425,147           2,230,898             3,221,709
  Depreciation                                             24,811                53,208              81,500                81,302
  Amortization                                            147,134               247,728             477,394               543,970
                                                  ---------------       ---------------      --------------        --------------
    Total operating expenses                              966,530               895,229           3,152,771             4,229,570
                                                  ---------------       ---------------      --------------        --------------


Net loss before interest and other
  income and interest expense                            (231,512)             (262,632)         (1,151,857)           (2,487,066)

Interest and other income                                  (3,805)                 (637)             (9,154)               (1,767)
Interest expense                                           30,673               165,552             235,496               393,274
                                                  ---------------       ---------------      --------------        --------------

Net loss before provision for income taxes               (258,380)             (427,547)         (1,378,199)           (2,878,574)

Provision for income taxes                                    701                21,853             (18,749)               21,460
                                                 ----------------       ---------------      --------------        --------------

Net loss                                         $       (259,081)      $      (449,400)    $    (1,359,450)       $   (2,900,034)
                                                 ================       ===============     ===============        ==============
Net loss per share -
  basic and diluted                              $          (0.00)      $         (0.01)    $         (0.02)       $        (0.04)
                                                 ================       ===============     ===============        ==============
Weighted average number of shares outstanding -
  basic and diluted                                    85,486,716            66,795,457          79,735,559            66,465,114
                                                 ================       ===============     ===============        ==============


                                   SCOOP, INC.

                        COMBINED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                         Nine months ended    Nine months ended
                                                                         September 30, 2000  September 30, 1999
                                                                         ------------------  ------------------
                                                                             (Unaudited)         (Unaudited)
Cash flows provided by (used for) operating activities:
Net loss                                                                     $  (1,359,450)      $  (2,900,033)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                                        82,936              81,302
Amortization                                                                       477,394             543,970
Foreign currency translation                                                       (98,676)            (27,369)
Other - net                                                                        (42,887)                  -
                                                                             -------------       -------------
Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                                             (528,364)             99,482
  Inventory                                                                       (162,857)              9,330

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                                           (613,444)          2,156,196
  Income taxes payable                                                             (65,934)            (86,603)
                                                                             -------------       -------------
   Total adjustments                                                              (951,832)          2,776,308
                                                                             -------------       -------------
    Net cash used by  operating activities                                      (2,311,282)           (123,725)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                                               (6,985)                  -
Due to/from related parties                                                         58,173                   -
                                                                             -------------       -------------
    Net cash provided by investing activities                                       51,188                   -
                                                                             -------------       -------------

Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock                                           1,860,445                   -
Payment on long-term debt, related parties                                      (1,351,255)                  -
Payment on long-term debt, bank                                                    (45,077)                  -
                                                                             -------------       -------------
    Net cash provided by financing activities                                      464,113                   -
                                                                             -------------       -------------

Net increase (decrease) in cash                                                 (1,795,981)           (123,725)
Cash, beginning of period                                                        1,860,445             242,529
                                                                             -------------       -------------
Cash, end of perod                                                           $      64,464       $     118,804
                                                                             =============       =============

Supplemental disclosure of non-cash investing and financing activities:
Interest paid                                                                $      102,537      $     215,503
                                                                             ==============      =============
Income taxes paid                                                            $       30,015      $     230,891
                                                                             ==============      =============
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in satisfaction of debt                                        $    8,008,441
                                                                             ==============



                                   SCOOP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2000



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

                      NINE MONTHS ENDED SEPTEMBER 30, 2000


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

RESULTS OF OPERATIONS

For the Nine Months ended September 30, 2000:

NET SALES. Net sales for the nine months ended September 30, 2000 were $19,475,909 compared to $14,470,067 for the nine months ended September 30, 1999, representing an increase of 34%. This increase reflects the inclusion of the net sales of the UK Group, acquired May 6, 1999, for the entire nine month period, compared to only five months of operations included in the nine months ended September 30, 1999.

GROSS PROFIT. Gross profits for the nine months ended September 30, 2000 were $2,000,914 compared to $1,742,504 for the nine months ended September 30, 1999, representing an increase of 15% for the nine months, for the reasons noted above. Gross profits as a percentage of sales for the nine months ended
September 30, 2000 were 10.3% compared to 12% for the nine months ended September 30, 1999. Gross profit as a percentage of sales decreased this period as a result of pressure on selling prices due to a downturn in the IT market in Europe.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2000 were $2,675,377 compared to $3,685,600 for the nine months ended September 30, 1999 representing a decrease of 27%. The reduction in SG&A in the nine months ended September 30, 2000 is primarily due to a non-recurring charge in 1999 for Research and Development related to the companies websites.

GOODWILL AMORTIZATION. Goodwill amortization for the nine months ended September 30, 2000 was $477,394 compared to $543,970 for the nine months ended September 30, 1999. The decrease is a result of the amortization in 1999 including amortization of the Goodwill recognized upon the acquisition of the Company's Norwegian subsidiary, which was written off as an impairment loss at December 31, 1999, see below.

INTEREST EXPENSE. Interest expense, net of interest income for the nine months ended September 30, 2000 was $226,342 compared to $391,507 for the nine months ended September 30, 1999 representing a decrease of 42% for the nine months ended September 30, 1999. The decrease is primarily attributable to the settlement by the Company on March 24, 2000 of interest bearing loan notes related to acquisitions made in 1999. See discussion in "Part II, Item 5 - Other Information" of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. Income taxes for the nine months ended September 30, 2000 were tax credit of $18,749, representing an overpayment of the Company's 1999 tax expense, compared to an expense of $21,460 for the nine months ended September 30, 1999.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2000:

NET SALES. Net sales for the three months ended September 30, 2000 were $6,123,828 compared to $5,286,060 for the three months ended September 30, 1999 representing an increase of 16%, for the same reasons as for the nine month period.

GROSS PROFIT. Gross profit for the three months ended September 30, 2000 were $735,018 compared to $632,597 for the nine months ended September 30, 1999 representing an increase of 16% for the three months, again for the same reasons as apply in the six month period. Gross profit as a percentage of sales for the three months ended September 30, 2000 were 12%, the same as for the three months ended September 30, 1999 .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 were $823,861 compared to $647,500 for the three months ended September 30, 1999 representing an increase of 27% for the three months ended September 30, 2000. The increased expenses are a result of the increased employee costs, overhead and professional fees.

GOODWILL AMORTIZATION. Goodwill amortization for the three months ended September 30, 2000 was $147,134 compared to $247,728 for the three months ended September 30, 1999. The decrease is a result of the amortization in 1999, including amortization of the Goodwill recognized upon the acquisition of the Company's Norwegian subsidiary, which was written off as an impairment loss at December 31, 1999.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended September 30, 2000 were $26,868 compared to $164,915 for the three months ended September 30, 1999, a decrease of 83%. This decrease is primarily attributable to the settlement by the Company on March 24, 2000 of interest bearing loan notes related to acquisitions made in 1999. See discussion in "Part II, Item 5 - Other Information" of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. Income taxes for the three months ended September 30, 2000 were $701, net of a tax credit for an overpayment of taxes in 1999, compared to $21,853 for the three months ended September 30, 1999 representing a decrease of 97% for the three months ended September 30, 1999. This decrease is the result of the inclusion of the 1999 tax overpayment in the 2000 tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2000 were $64,464 compared to $1,860,445 as of December 31, 1999. The reduction in cash at September 30, 2000 was primarily attributable to a reduction in borrowings against the revolving line of credit against eligible receivables in the United Kingdom operating subsidiaries.

Cash used for operating activities for the nine months ended September 30, 2000 was $2,311,282 compared to net cash used by operating activities of $123,725 in the nine months ended September 30, 1999. The increased use of cash reflects the increased operations in 2000, including the operations of the acquired entities, resulting in increased overhead and employee costs. Secondly, additional money was used to fund the Norway entity, which is in financial difficulty. Additionally, the Company incurred increased professional fees in 2000.

As of September 30, 2000 the Company had a working capital deficit of $574,857 compared to a working capital deficit of $8,146,694 as of December 31, 1999.

Cash provided by investing and financing activities was $51,188 and $464,113, respectively, in the nine months ended September 30, 2000 compared to no cash provided by investing and financing activities in the nine months ended September 30,1999. The Company also issued $8,008,441 in shares in a non-cash transaction to satisfy debt.

The change in working capital, and the cash provided by investing and financing activities is primarily attributable to the reorganization that occurred on March 24, 2000. See discussion in "Part II, Item 5 - Other Information" of the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities and Exchange Commission.

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

Date:  March 6, 2001                          SCOOP, INC.

                                               By: /s/ Martin Clarke
                                                   ----------------------------
                                                   Martin Clarke
                                                   President and Chief
                                                   Executive Officer

                                               By: /s/ Michael Neame
                                                   ----------------------------
                                                   Michael Neame
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer