Form 10-K
period 2000-12-31
24HOLDINGS INC
filed 2001-04-13
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000

                                       or



[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
     ______________

                        COMMISSION FILE NUMBER 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                         (Formerly known as Scoop, Inc.)

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

     Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 6, 2001: $1,030,487. The amount shown is based on the closing price of the registrant's Common Stock on the National Quotation
Bureau's Pink Sheets on that date. Shares of Common Stock known by the registrant to be beneficially owned by 10% shareholders, officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

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

     Yes [X] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Number of shares of Common Stock outstanding at April 6, 2001: 85,486,716.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                24HOLDINGS INC.

     As used in this report, the terms "24Holdings," "Company" and "Registrant" mean 24Holdings Inc. and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS.

Introduction

24Holdings Inc., a Delaware corporation formerly known as Scoop, Inc. ("24Holdings" or the "Company"), is a holding company owning 100% of the Common Stock of 24STORE (Europe) Limited, a Company incorporated under the laws of England formerly known as 24STORE.com Limited and currently operating in the United Kingdom ("24STORE").

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

On April 2, 2001, the Company amended its Certificate of Incorporation to change the Company's name from Scoop, Inc. to 24Holdings Inc. The Company believes that the new name is more appropriate for the Company's present operations, which consist solely of the ownership of 24STORE. All of the Company's operations prior to its bankruptcy proceedings were discontinued.

The Business Today

24STORE's current business operations are held in the following two wholly-owned subsidiaries of 24STORE:

o LapLand (UK) Limited, a company registered in England in 1991, supplies primarily business customers with computer and electronics products. Operating from the Company's executive offices based approximately forty miles west of London, the company sells a wide range of mobile computing and related products, sourced from major computer manufacturers. The business is generated from an active telesales team, working on inquires from the existing customer base, regular advertising in national computer magazines, and from the company's web site, www.lapland.co.uk.

o Mobile Planet Limited, a company registered in England in 1992, is a wholesaler of mobile computing and related products. The company acts as a distributor in the United Kingdom for major brand name computer manufacturers, and related peripheral products. Based from the same facility as LapLand (UK) Limited, the business generates revenues from an established base of trade accounts.

In addition to the foregoing two operating companies, 24STORE also holds 100% of the outstanding capital stock of Cyberia (UK) Limited, a company registered in England ("Cyberia"), whose sole purpose is to hold title to the real property on which the Company's headquarters are located.

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

In addition to its current operating businesses, 24STORE is the registrant and owner of a unique group of over 200 internet domain names, all commencing with the "24" prefix. The Company intends to develop its business using these domain names to diversify the products and services that the Company offers. The Company believes common usage of the "24" brand will allow synergistic cost savings to be achieved in a wide range of product and service categories. The domain names can each be categorized under a number of key areas; some of these domains, together with their respective services categories, are listed below:


         Retail                Services          Media          Finance
         ------                --------          -----          -------

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


Using these domain names, the Company's strategy is to:

o Expand its retail and product supply operations by organic and acquisitive growth into new product categories and new geographies. The Company currently supplies primarily computing and electronic products but believes that organic growth can be achieved by utilizing existing supplier relationships to move into new product categories. The Company will look to acquire synergistic businesses to move into more diverse product categories and new geographies.

o Develop service, support and solutions based businesses around the relevant "24" domain names. The Company envisages that its initial ventures will be in information technology consulting where it intends to maximize synergies with its majority shareholder InfiniCom AB, which owns a number of consulting companies in IT security, systems integration, logistics and e-commerce sectors. In the longer term the Company intends to move into other service and support businesses.

o Look to maximize the value of the domains in the media and financial services sectors. Where the Company has limited relevant experience it will explore joint venture or licensing opportunities.

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

Employees

As of March 31, 2001 the Company employed a total of 44 persons, including 24 in sales and marketing, 10 in operations and 10 in general and administrative functions. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

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

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is subject to litigation in the ordinary course of its business. In the opinion of management, none of the currently pending litigation is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently quoted on the National Quotation Bureau's Pink Sheets under the symbol "SCPI." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as quoted on the NASDAQ Small Cap Stock Exchange, the OTC Bulletin Board and the National Quotation Bureau's Pink Sheets, as indicated below:

                                                   Bid
                  Quarter Ended            High              Low
                  --------------         -------           -------

                  March 31, 2001         $0.8750           $0.0625

                  December 31, 2000      $1.5000           $0.0630
                  September 30, 2000     $1.3750           $0.5000
                  June 30, 2000          $2.6500           $0.6260
                  March 31, 2000         $3.6800           $0.8750

                  December 31, 1999      $1.6200           $0.6880
                  September 30, 1999     $1.3700           $0.5000
                  June 30, 1999          $0.5000           $2.0380
                  March 31, 1999         $0.9690           $0.4630

     On April 6, 2001 the last reported sales price for the Company's Common Stock on the National Quotation Bureau's Pink Sheets was $0.125 per share.

     As of April 6, 2001, there were 189 shareholders of record.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2000 and is derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                       Year Ended December 31,
                                                   2000            1999            1998            1997           1996
                                              ---------------------------------------------------------------------------

Revenue                                       $  28,058,566    $ 22,070,173    $ 5,453,410     $ 4,102,762    $ 3,158,982

Operating Income/(Loss)                       $  (1,621,200)   $ (4,921,367)   $   130,993     $   162,882    $     9,119

Net Income/Loss                               $  (1,823,162)   $ (5,626,018)   $   112,774     $   107,791    $    (2.960)

Income/(Loss) per share, basic and diluted    $       (0.02)   $      (0.09)   $         -     $         -    $         -

Weighted average number of shares outstanding    81,241,503      64,703,528     60,783,219      60,783,219     60,783,219

Working capital (deficit)                     $    (884,270)   $ (8,146,694)   $    65,794     $  $110,708    $     8,714

Total Assets                                  $  10,456,258    $ 11,942,175    $ 1,012,940     $   748,961    $   814,800

Long-Term Debt                                $     381,396    $  2,261,520    $         -     $         -    $         -

Total Shareholders equity (deficit)           $   2,431,526    $ (5,579,076)   $   138,739     $   117,495    $    19,461



    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

Company Overview

24Holdings Inc. ("24Holdings" or the "Company") was incorporated in 1996 in the state of Delaware under the name Scoop, Inc. and began operations as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In September 1999, the Company filed a Plan of Reorganization ("Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999. Pursuant to the Plan, the Company was acquired in a reverse merger with 24STORE (Europe) Limited, formerly known as 24STORE.com Limited ("24STORE"), pursuant to which 24STORE's parent company acquired 91% of the outstanding shares of the Company, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE. Since the shareholders of 24STORE became the controlling shareholders of the Company after the exchange, 24STORE is treated as the acquiree for accounting purposes. No value has been assigned to the assets and liabilities of the acquired company, as it emerged from a bankruptcy plan of reorganization. Proforma operating results as if the acquisition had taken place at the beginning of the period have not been presented as there are no operations of the acquiree. The financial position and results of operations of the acquiree are included in the consolidated statements of the Company.

24STORE was incorporated on July 28, 1998 in England and Wales, and was a wholly owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden, whose principal activity is that of a holding company. On April 9, 1999, 24STORE entered into a Share Purchase Agreement, whereby it acquired from its parent company several companies registered in Sweden and Norway. All of the Swedish entities either entered bankruptcy or ceased operations soon after the transfer. The Norwegian entity, as the only ongoing concern, has been treated as the predecessor company, and accordingly, its financial position and results of operations have been presented for the periods preceding the reverse merger. On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, which companies were related through common ownership. On April 1, 2001 24STORE sold all of the outstanding stock of the Norwegian entity (see discussion in "Sale of Norwegian Subsidiary").

Reorganization

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

Acquisitions

On May 6, 1999, 24STORE purchased all the issued ordinary shares of Lapland U.K. Limited, Mobile Planet and Cyberia (UK) Limited, each of which are companies incorporated in England (collectively, the "UK Group"), in a share purchase agreement with the shareholders of the acquired companies. The three acquired entities were each owned by the same two shareholders, unrelated to 24STORE or its parent company. As a part of the acquisition, 24STORE received all the outstanding shares of stock of the three companies, for consideration of cash and notes of approximately $3,420,000 and 700,000 shares of InfiniCom's outstanding shares.

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

Debt Restructuring

On May 6, 1999, Michael Neame ("Neame") and Martin Clarke ("Clarke") sold to 24STORE 100% of the outstanding capital stock of each of the UK Group companies. In connection with, and as partial consideration for, the foregoing sale, InfiniCom issued a promissory note in favor of Neame and Clarke which was secured by a lien on the shares of LapLand, Mobile Planet and Cyberia.

On March 31, 2000, the Company, InfiniCom, 24STORE, Neame and Clarke agreed to restructure the foregoing debt, along with certain other intercompany debt then outstanding between InfiniCom and 24STORE. To effect the restructuring, the Company issued to each of Neame and Clarke 4,953,455 shares of the Company's Common Stock and 24STORE paid to each of Neame and Clarke the sum of 425,753 Pounds Sterling in cash in consideration for which (i) 24STORE issued to the Company 4,200,000 additional shares of its capital stock and (ii) Neame and Clarke released and discharged the obligations of 24STORE owed by 24STORE to Neame and Clarke pursuant to a Loan Note Instrument executed by 24STORE and InfiniCom dated 6 May 1999. The Company also assumed from 24STORE all of the obligations of 24STORE under (a) a Loan Note issued by 24STORE in favor of InfiniCom dated 9 April 1999 in the principal amount of $2,368,000, (b) a Loan
Note issued by 24STORE in favor of InfiniCom dated 9 April 1999 in the principal amount of $1,581,000, (c) a Loan Note issued by 24STORE in favor of InfiniCom dated 6 May 1999 in the principal amount of 16,300,000 SEK and (d) certain other debt obligations ((a), (b), (c) and (d) above collectively, the "Debt
Obligations") in consideration for which 24STORE issued to the Corporation 16,142,972 additional shares of its capital stock. Following the foregoing assumptions, InfiniCom released and discharged amounts (including, without limitation, principal and interest) owing under the Debt Obligations in consideration for which the Company issued to InfiniCom 7,819,217 shares of its Common Stock.

Also as a part of the restructuring, (x) InfiniCom subscribed for and purchased 965,132 newly issued shares of Common Stock of the Company at a subscription price of $1.938 per share and (y) the Company subscribed for and purchased 4,308,580 shares of the capital stock of 24STORE at a subscription price of 0.25 Pound Sterling per share (equivalent to an aggregate subscription price of $1,695,426).

Sale of Norwegian Subsidiary

In order to dispose of operations that had become unprofitable, 24STORE and Compo Consult AS, a Norwegian company, entered into a Share Purchase Agreement dated March 29, 2001 pursuant to which 24STORE agreed to sell and Compo Consult AS agreed to purchase all of the outstanding stock of the Company's Norwegian subsidiary, 24STORE AS, for a total consideration of 1.00 Pound Sterling, or approximately $1.45 (the "Disposal"). In addition, 24STORE agreed to make a payment of 55,000 Swedish Kronor, or approximately $5,500, to a creditor of 24STORE AS for the creditor's agreement to reduce its claim against 24STORE AS. The sale of 24STORE AS did not include the rights to the "24STORE" name, and the Company believes that 24STORE AS will be renamed CompoData AS. The Disposal was consummated on April 1, 2001. In the year ended December 31, 2000, 24STORE AS incurred losses of $360,380, and due to low levels of demand the business had continued to be loss-making in 2001. As of December 31, 2000, 24STORE AS had negative stockholders equity of $164,007. The decision to sell 24STORE AS for a nominal sum was made to prevent any further losses and liability to the Company.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of total net sales for the fiscal years ended December 31, 2000, 1999 and 1998. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------
                                          2000            1999             1998
                                          ----            ----             ----

Net sales                                100.0%          100.0%           100.0%
Cost of sales                             89.4%           87.6%            80.6%
  Gross profit                            10.6%           12.4%            19.4%
Operating expenses:
  Selling general and administrative      13.7%           21.9%            17.0%
  Goodwill amortization                    2.7%            3.8%
  Impairment loss on investments                           9.0%
    Total operating expenses              16.4%           34.7%            17.0%
                                         -----           -----            -----
Net Income (Loss) from operations         (5.8)%         (22.3)%            2.4%
Net Interest expense                       1.0%            2.7%             0.0%
Loss before provision for income taxes    (6.7)%         (25.0)%            2.4%
Provision for income taxes                (0.2)%           0.5%             0.3%
Net Income (Loss)                         (6.5)%         (25.5)%            2.1%


       COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Net Sales -- Net sales for the years ended December 31, 2000, 1999, and 1998 were as follows:


                                               YEAR ENDED DECEMBER 31
                                               ----------------------

                                       2000            1999             1998
                                       ----            ----             ----

Net sales                           $28,058,566     $22,070,173      $5,453,410
% increase from                           27.1%          304.7%           35.1%
  the previous year

Net sales for the years ended December 31, 2000, 1999 and 1998 were all derived from operations in Europe. The increase in net sales for the year ended December 31, 2000 is a result of a full year's results from the UK Group and organic sales growth. The increase in net sales for the year ended December 31, 1999 is a result of the acquisition of the UK Group, and the inclusion of their operations in the consolidated financial statements. The UK Group's net sales for the period from acquisition to December 31, 1999 amounted to approximately $16,086,000.

Gross Profit -- Gross profit for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                               YEAR ENDED DECEMBER 31
                                               ----------------------

                                       2000            1999             1998
                                       ----            ----             ----

Gross profit                        $2,981,942      $2,750,669       $1,061,596
% increase from                           8.4%          159.1%            26.4%
  the previous year
Gross margin                             10.6%           12.4%            19.4%


Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers. Gross profits for the years ended December 31, 2000, 1999 and 1998 have increased over the previous year due to a higher level of sales. Gross margins have reduced in the years ended December 31, 2000 and 1999 reflecting the lower gross margins of the UK Group, and the competitive pricing conditions in the market.

Selling,   General  and   Administrative   Expenses  --  Selling,   general  and
administrative ("SG&A") expenses for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                               YEAR ENDED DECEMBER 31
                                               ----------------------

                                         2000            1999            1998
                                         ----            ----            ----
Selling, general and administrative    $3,839,728      $4,826,875       $930,603
% increase from the previous year         (20.5)%          418.7%          37.5%
% of net sales                              13.7%           21.9%          17.0%


SG&A expenses for the year ended December 31, 2000 decreased by 20.5% to $3,839,728 from $4,826,875 in the year ended December 31, 1999. The decrease in SG&A for the 2000 fiscal year reflects an increase in general overhead expenditures, offset by a reduction in Research and Development expenditure . SG&A expenses for the year ended December 31, 1999 increased 418.7% from the year before to $4,826,875. The increase in SG&A for the 1999 fiscal year was primarily attributable to the inclusion of the SG&A expenses of the UK Group, the legal and accounting fees and costs involved in the reorganization and reverse merger between the Company and 24STORE, and Research and Development expenditure related to the Company's web sites incurred in the Company's Swedish subsidiaries. SG&A expenses for the year ended December 31, 1998 increased 37.5% from the year before to $930,603. The increase in SG&A for the 1998 fiscal year was primarily attributable to an increase in marketing expenses.

Goodwill Amortization -- Goodwill amortization for the year ended December 31, 2000 was $763,414, a reduction of 9% from the previous year. This reduction in goodwill amortization reflects a full provision made by the Company against the investment in its Norwegian subsidiary in the year ended December 31, 1999 resulting in a lower charge for goodwill amortization in the year ended December 31, 2000. Goodwill amortization for the year ended December 31, 1999 was $839,087. The 1999 goodwill charge is attributable to the acquisition of the UK Group. It is likely that the Company's business will continue to expand through acquisitions, which would cause the amortization of goodwill and other intangibles to increase. There was no goodwill amortization for the year ended December 31, 1998.

Interest Expenses -- Interest expenses, net of interest income for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                YEAR ENDED DECEMBER 31
                                                ----------------------

                                          2000           1999          1998
                                          ----           ----          ----
Interest income                        $ 14,364       $ 17,660       $ 10,660
% change from the previous year         (18.6)%          65.7%         155.3%
Interest expenses                      $284,350       $617,231       $ 11,899
% change from the previous year         (53.9)%        5087.3%        (31.4)%


Interest income represents interest received on cash deposits. Interest expenses include interest payable on bank overdrafts, mortgages, receivables financing arrangements, and other loans. The reduction in interest expenses in the year ended December 31, 2000 is primarily attributable to the reduction of interest charges payable on loan notes due to related parties which were settled on March 31, 2000 (see "Debt Restructuring" above). The increase in interest expenses in the year ended December 31, 1999 is primarily attributable to the acquisition of the UK Group which has a bank loan and operates with receivables financing arrangements, and interest on loan notes due to related parties as a result of the reorganization and acquisitions. See discussion in "Item 13 - Certain Relationships and Related Transactions."

Income Taxes -- Income taxes, for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                 YEAR ENDED DECEMBER 31
                                                 ----------------------

                                           2000          1999              1998
                                           ----          ----              ----
Income taxes                            $(68,024)      $105,080          $16,980


Income taxes for the years ended December 31, 1999 and 1998 represent taxes payable on profits of the operating subsidiaries. The income tax credit for the year ended December 31, 2000 is an adjustment due to an over-accrual in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2000 were $2,261,181 compared to $1,860,445 as of December 31, 1999. The reduction in cash at December 31, 2000 is primarily attributable to the cash provided by financing activities, offset by a reduction in borrowings against the revolving line of credit against eligible receivables in the United Kingdom operating subsidiaries, and funding of the loss for the year before depreciation and amortization of goodwill.

Net cash used by operating activities was $688,058 in 2000 compared to net cash provided by operating activities of $1,704,538 in 1999 and net cash provided by operating activities of $84,513 in 1998.

As of December 31, 2000 the Company had a working capital deficit of $884,270 compared to a working capital deficit of $8,146,694 as of December 31, 1999. As of December 31, 2000 included in current assets were cash and cash equivalents of $2,261,181 and receivables, net, expected to be collected within one year of $3,464,412.

Cash provided by investing activities was $6,700 in 2000, compared to $86,622 used by investing activities in 1999, and $15,738 cash provided by investing activities in 1998. The Company also issued $8,008,441 in shares of its common stock in a non-cash transaction to satisfy debt (see "Debt Restructuring" above).

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

In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables and (2) a ten year mortgage expiring in 2008, secured by real property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

The Company believes its current resources of cash and cash equivalents, accounts receivable and available credit line to be sufficient to meet cash needs for working capital and capital expenditures for at least the next six months. If available cash and cash generated from operations is insufficient to satisfy liquidity requirements, selling additional equity or debt securities may be required. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the United Stated Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," effective for fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

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

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

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

System Interruption and Security Risks

The Company's operations are dependent, in part, on its ability to protect its systems from interruption by damage from fire, earthquake, power loss, telecommunication failure, unauthorized entry or other events beyond the Company's control. The Company's computer equipment constituting its central computer systems, including its processing operations, are currently located in Basingstoke, United Kingdom. The Company conducts system backups daily, which are taken off site each evening. The Company's computer programs are password protected and firewalls, anti-virus software and uninterruptable power supplies are in place. However, there can be no assurance that damage to or failure of any of the Company's central computer systems will not take place. Any such damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Persistent problems continue to affect public and private data networks. Computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the Company and the parties utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. In addition, while the Company attempts to be careful with respect to the employees it hires and maintain controls through software design and security systems to prevent unauthorized employee access, it is possible that, despite such safeguards, an employee of the Company could obtain access, which would also expose the Company to a risk of loss or litigation and possible liability to customers or other users. There can be no guarantee that the growth of the Company's customer base will not strain or exceed the capacity of its computer and telecommunications systems and lead to degradations in performance or system failure. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Control By Existing Shareholder

InfiniCom AB beneficially owns approximately 79% of the outstanding shares of the Company's Common Stock. As a result, this stockholder will be able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by InfiniCom.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not hold any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company believes that the market risk arising from holdings of its financial instruments is not material. However, all of the Company's operations are conducted through its subsidiary 24STORE and denominated in either British pounds sterling or, prior to April 1, 2001, Norwegian Krona, and none of the Company's revenues are generated in U.S. dollars. For consolidation purposes, the assets and liabilities of 24STORE are converted to U.S. dollars using year-end exchange rates and results of operations are converted using a monthly average rate during the year. Fluctuations in the currency rates between the United Kingdom, Norway and the United States may give rise to material variances in reported earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998







                                    CONTENTS

                                                                Page


Independent Auditors' Report                                    F-2

Financial Statements:
  Consolidated Balance Sheets                                   F-3
  Consolidated Statements of Income (Operations)                F-4
  Consolidated Statement of Shareholders' Equity (Deficit)      F-5
  Consolidated Statements of Cash Flows                         F-6 - F-7
  Notes to Consolidated Financial Statements                    F-8 - F-16

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
24Holdings Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of 24Holdings Inc. (formerly known as Scoop, Inc.) and subsidiary at December 31, 2000, 1999 and 1998 and the related consolidated statements of income (operations), shareholders' equity (deficit) and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. and subsidiary at December 31, 2000, 1999 and 1998 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with United States generally accepted accounting principles.




/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 7, 2001


                                                           24HOLDINGS INC.
                                                   (FORMERLY KNOWN AS SCOOP, INC.)

                                                     CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                                December 31,        December 31,
                                                                                               2000                1999
                                                                                           ------------        ------------

Current assets:
  Cash and cash equivalents                                                             $      2,261,181   $     1,860,445
  Accounts receivable, less allowance for doubtful
    accounts of $46,179 and $155,994 at
    December 31, 2000 and 1999                                                                 3,464,412         4,310,494
  Inventories                                                                                    652,362           942,098
  Prepaid and other current assets                                                                43,111                 -
                                                                                        ----------------   ---------------

          Total current assets                                                                 6,421,066         7,113,037

Loan receivable, related party                                                                   100,200            63,364

Property and equipment, net of
  accumulated depreciation                                                                     1,414,994         1,619,223

Goodwill, net of accumulated amortization                                                      2,519,996          3,146,551
                                                                                        ----------------   ----------------

                                                                                        $     10,456,258   $     11,942,175
                                                                                        ================   ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                 $      4,918,230   $      5,867,173
  Credit facility                                                                              1,704,704          2,042,893
  Income taxes payable                                                                            10,773             71,770
  Short-term notes payable, related parties                                                      617,406          7,174,297
  Current maturities of notes payable, bank                                                       54,223            103,598
                                                                                        ----------------    ---------------

          Total current liabilities                                                            7,305,336         15,259,731
                                                                                        ----------------    ---------------

Long-term note payable, related party                                                                  -          1,927,805
                                                                                        ----------------    ---------------


Note payable, bank, less current maturities                                                      381,396            333,715
                                                                                        ----------------    ---------------


Deferred tax liability                                                                           338,000                  -
                                                                                        ----------------    ---------------


Shareholders' equity:
  Preferred stock $.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.                                                       -                  -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 85,486,717 and 66,795,458, shares issued
    and outstanding, respectively                                                                 26,081              7,390
  Additional paid-in capital                                                                   9,855,851                  -
  Other comprehensive loss                                                                      (232,572)          (191,794)
  Accumulated deficit                                                                         (7,217,834)        (5,394,672)
                                                                                        ----------------    ---------------

          Total shareholders' equity (deficit)                                                 2,431,526         (5,579,076)
                                                                                        ----------------    ---------------

                                                                                        $     10,456,258    $    11,942,175
                                                                                        ================    ===============

See  accompanying   independent  auditors'  report  and  notes  to  consolidated financial statements.
                                                                F-3



                                                          24HOLDINGS INC.
                                                   (FORMERLY KNOWN AS SCOOP, INC.)

                                              CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)



                                                   Year ended                  Year ended                Year ended
                                                December 31, 2000           December 31, 1999         December 31, 1998
                                                -----------------           -----------------         -----------------

Revenue                                         $       28,058,566          $      22,070,173               5,453,410

Cost of Revenue                                         25,076,624                 19,319,504               4,391,814
                                                ------------------          -----------------          --------------

Gross profit                                             2,981,942                  2,750,669               1,061,596
                                                ------------------          -----------------          --------------

Operating expenses:
  Selling, general and administrative expenses           3,839,728                  4,826,875                 930,603
  Goodwill amortization                                    763,414                    839,087                       -
  Impairment loss on investments                                 -                  2,006,074                       -
                                                ------------------          -----------------          --------------
                                                         4,603,142                  7,672,036                 930,603
                                                ------------------          -----------------          --------------


Income (loss) from operations                           (1,621,200)                (4,921,367)                130,993
                                                ------------------          -----------------          --------------


Interest income                                            (14,364)                   (17,660)                (10,660)
Interest expense                                           284,350                    617,231                  11,899
                                                ------------------          -----------------          --------------

                                                           269,986                    599,571                   1,239
                                                ------------------          -----------------          --------------


Income (loss) before income taxes                       (1,891,186)                (5,520,938)                129,754

Income taxes, principally current                          (68,024)                   105,080                  16,980
                                                ------------------          -----------------          --------------


Net income (loss)                              $        (1,823,162)         $      (5,626,018)          $     112,774
                                                ==================          =================          ==============

Net loss per share -
   basic and diluted                           $             (0.02)         $           (0.09)          $        0.00
                                                ==================          =================          ==============

Weighted average number of shares outstanding -
  basic and diluted                                     81,241,503                 64,703,528              60,783,219
                                                ==================          =================          ==============

See accompanying independent auditors' report and notes to consolidated financial statements.

                                                           F-4


                                                         24HOLDINGS INC.
                                                 (FORMERLY KNOWN AS SCOOP, INC.)

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                            Additional              Other
                                                            Common stock                      paid-in           comprehensive
                                                        Shares            Amount              capital           income/(loss)
                                                        ------            ------            ----------          --------------

Balance at January 1, 1998                            60,783,219     $        7,390     $                      $        (8,467)

Foreign currency translation                                                                                           (91,530)

Net income for the year ended
  December 31, 1998                                  -----------     --------------     ----------------       ---------------

Balance at December 31, 1998                          60,783,219              7,390                                    (99,997)

Shares issued in connection with
  acquisition of 24STORE.com, LTD.                     6,012,238                  -                    -

Foreign currency translation                                                                                           (91,797)

Net loss for the year ended
  December 31, 1999                                  -----------     --------------     ----------------       ---------------

Balance at December 31, 1999                          66,795,457              7,390                    -              (191,794)

Shares issued in satisfaction of debt                 17,726,127             17,726            7,986,390

Shares issued in sale to parent company                  965,132                965            1,869,461

Foreign currency translation                                                                                           (40,778)

Net loss for the year ended
  December 31, 2000                                  -----------     --------------     ----------------       ---------------
A
Balance at December 31, 2000                         $85,486,717     $       26,081     $      9,855,851       $      (232,572)
                                                     ===========     ==============     ================       ===============




                                                       Retained
                                                        earnings/                  Total
                                                        accumulated             shareholders'
                                                        (deficit)            equity/deficit)
                                                       ------------          -----------------

Balance at January 1, 1998                              $     118,572        $          117,495
$

Foreign currency translation                                                            (91,530)

Net income for the year ended
  December 31, 1998                                           112,774                   112,774
                                                        -------------        ------------------

Balance at December 31, 1998                                  231,346                   138,739

Shares issued in connection with
    acquisition of 24STORE.com, LTD.                                                          -

Foreign currency translation                                                            (91,797)

Net loss for the year ended
  December 31, 1999                                        (5,626,018)               (5,626,018)
                                                        -------------        ------------------

Balance at December 31, 1999                               (5,394,672)               (5,579,076)

Shares issued in satisfaction of debt                                                 8,004,116

Shares issued in sale to parent company                                               1,870,426

Foreign currency translation                                                            (40,778)

Net loss for the year ended
  December 31, 2000                                        (1,823,162)               (1,823,162)
                                                        -------------        ------------------

Balance at December 31, 2000                            $  (7,217,834)       $        2,431,526
                                                        =============        ==================

See accompanying independent auditors' report and notes to consolidated financial statements.

                                                F-5




                                                             24HOLDINGS INC.
                                                    (FORMERLY KNOWN AS SCOOP, INC.)

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 Year ended                Year ended           Year ended
                                                              December 31, 2000         December 31, 1999     December 31, 1998
                                                              -----------------         -----------------     -----------------

Cash flows provided by (used for) operating activities:
  Net income (loss)                                           $     (1,823,162)         $     (5,626,018)        $       112,774

  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
      Depreciation                                                     129,091                   127,751                   3,961
      Amortization of goodwill                                         763,414                   839,087                       -
      Impairment loss on investments                                         -                 2,006,074                       -
      Expense incurred in exchange for note payable                          -                 1,581,000                       -
      Foreign currency translation                                     510,025                   (67,964)                (94,100)
      Provision for bad debts                                                -                   155,994                       -

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                              846,081                (3,828,292)               (142,537)
      Inventories                                                      289,736                  (859,431)                 21,698
      Prepaid and other current assets                                 (43,111)                        -                       -

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts payable and accrued expenses                         (1,299,135)                7,321,258                 204,153
      Income taxes payable                                             (60,997)                   55,079                 (21,436)
                                                               ---------------          ----------------         ---------------
          Net cash provided by (used for) operating activities        (688,058)                1,704,538                  84,513
                                                               ---------------          ----------------         ---------------
Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                                (30,136)                        -                  (7,922)
  Due to/from related parties                                           36,836                    (1,165)                (63,275)
  Group distributions                                                        -                   (85,457)                 86,935
                                                               ---------------          ----------------         ---------------

          Net cash provided by (used for) investing activities           6,700                   (86,622)                 15,738
                                                               ---------------          ----------------         ---------------

                                                             (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                                                          F-6



                                                          24HOLDINGS INC.
                                                  (FORMERLY KNOWN AS SCOOP, INC.)

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS





                                                                Year ended                Year ended              Year ended
                                                             December 31, 2000         December 31, 1999       December 31, 1998
                                                             -----------------         -----------------       ------------------
Cash flows provided by (used for) financing activities:
 Payments on note payable, bank                                       (1,694)                         -                       -
  Payments on notes payable, related parties                      (1,354,044)                         -                       -
  Proceeds from short-term loans, related parties                    567,406                          -                       -
  Proceeds from issuance of stock                                  1,870,426                          -                       -
                                                             ---------------            ---------------        ----------------

          Net cash provided by financing activities                1,082,094                          -                       -
                                                             ---------------            ---------------        ----------------

Net increase in cash                                                 400,736                  1,617,916                 100,251
Cash, beginning of year                                            1,860,445                    242,529                 142,278
                                                             ---------------            ---------------        ----------------

Cash, end of year                                            $     2,261,181            $     1,860,445        $        242,529
                                                             ===============            ===============        ================

Supplemental disclosure of cash flow information:
  Interest paid                                              $       215,019            $       178,694        $          9,971
                                                             ===============            ===============        ================

  Income taxes paid                                          $        34,368            $       187,203        $         16,718
                                                             ===============            ===============        ================

Supplemental disclosure of non-cash investing and
 financing activities:
  Issuance of common stock in connection of acquisitions     $             -            $     2,760,070        $              -
                                                             ===============            ===============        ================

Issuance of notes payable in connection with acquisitions    $             -            $     9,102,102        $              -
                                                             ===============            ===============        ================

Issuance of shares in satisfaction of debt                   $     8,008,441            $             -        $              -
                                                             ===============            ===============        ================


See accompanying independent auditors' report and notes to consolidated financial statements.

                                                          F-7

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)     Description of Business:

        General:

               24Holdings Inc., formerly known as Scoop, Inc. (the "Company") was incorporated in 1996, in the state of Delaware, as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of
               California. In September 1999, the Company filed a Plan of Reorganization ("Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999. Pursuant to the Plan, the Company was acquired in a reverse merger with 24STORE.com, LTD ("24STORE"), whose parent company acquired 91% of the outstanding shares of the Company, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE. Since the shareholders of 24STORE became the controlling shareholders of the Company after the exchange, 24STORE is treated as the acquirer for accounting purposes. No value has been assigned to the assets and liabilities of the acquired company, as it is emerging from a formal bankruptcy plan. Proforma operating results as if the acquisition had taken place at the beginning of the period have not been presented as there are no operations of the acquiree.

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

               On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, ("UK Group") related through common ownership (Note 4).

               The Company filed a certificate of amendment to its certificate of incorporation on April 2, 2001 changing its name from Scoop, Inc. to 24Holdings Inc.

               All of the consolidated entities are in the wholesale and retail business of selling and distributing consumer and commercial electronic products in Europe.

(2)     Summary of Significant Accounting Policies:

        Principles of Consolidation:

               The accompanying  consolidated statements include the accounts of
               Scoop,   Inc.  and  subsidiary.   All  significant   intercompany
               transactions and accounts have been eliminated.




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(2)     Summary of Significant Accounting Policies, Continued:

        Principles of Consolidation, Continued:

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

        Fixed Assets:

               Building, computers, software, furniture and equipment are valued at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

                        Description                            Useful life
                        -----------                            -----------

                        Building                               50 years
                        Furniture and equipment                 5 years
                        Computers                             3-4 years
                        Software                              3-4 years

        Goodwill:

               In connection with various acquisitions (Notes 1 and 4) which were accounted for under the purchase method of accounting, the Company recorded goodwill. The remaining goodwill at December 31, 2000 is being amortized using the straight-line method over the estimated useful lives of five years. The Company will continually evaluate the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of."


See accompanying independent accountant's review report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(2)     Summary of Significant Accounting Policies, Continued:

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

        Advertising Costs:

               Advertising costs are expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, advertising expenses amounted to approximately $262,000, $355,000 and $172,000, respectively.

        Basic and Diluted Earnings (Loss) Per Share:

               Basic earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the years ended December 31, 2000, 1999 and 1998 because there were no dilutive securities outstanding during those periods.

        Segment:

               Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 2000, 1999 and 1998 all revenues have been derived from European operations.

See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(2)      Summary of Significant Accounting Policies, Continued:

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

               In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

               In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation.
               Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

(3)     Reorganization:

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

See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(3)     Reorganization, Continued:

        Included in this transaction 24STORE issued a note payable to InfiniCom for $1,581,000 for the costs incurred in the development of certain software by one of the transferred subsidiaries. These costs were expensed as research and development during the year ended December 31, 1999.

(4)     Acquisitions:

        On May 6, 1999, 24STORE purchased all the issued ordinary shares of Lapland UK, Mobile Planet and Cyberia ("UK Group") in a share purchase agreement with the shareholders of the acquired company. The three acquired entities were each owned by the same two shareholders, unrelated to 24STORE or its parent company. 24STORE received all the outstanding shares of the three companies, for consideration of cash and notes of approximately $3,420,000 and 700,000 shares of InfiniCom's outstanding shares (see Note 9).

        The acquisition has been accounted for using the purchase method of accounting, and accordingly, the acquisition cost of approximately $4,760,000 has been allocated to the assets acquired and liabilities assumed based on estimates of their fair value. A total of approximately $3,616,000, representing the excess of acquisition costs over the fair value of the UK Group's tangible net assets, has been allocated to goodwill and is being amortized over 5 years. The Company will continually evaluate the existence, if any, of goodwill impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Accumulated amortization on all goodwill was $1,602,501 and $839,087 at December 31, 2000 and 1999, respectively.

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

        Acquisition Pro Forma - UK Group

        (in Thousands, except per share amounts - unaudited)
                                                                 Year ended          Year ended
                                                                December 31,        December 31,
                                                                    1999                1998
                                                                ------------        ------------

                  Revenue                                       $  30,854        $     28,215

                  Operating income (loss)                          (4,695)                189

                  Net income (loss)                                (5,477)               (520)
                  Basic and diluted earnings per share
                  Net income (loss) per share                       (0.08)              (0.01)

See accompanying independent auditors' report.


                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(5)     Property and Equipment:

        Property and equipment consist of the following:

                                                                     December 31,        December 31,        December 31,
                                                                         2000                1999                1998
                                                                     ------------        ------------        ------------

                  Land and building                               $       1,276,888    $      1,356,063    $             -
                  Computer equipment                                        185,475             216,505             10,746
                  Vehicles                                                  116,720             108,755                  -
                  Office furniture and equipment                            182,669             151,613                  -
                                                                  -----------------    ----------------    ---------------

                                                                          1,761,752           1,832,936             10,746
                  Less accumulated depreciation                             346,758             213,713                  -
                                                                  -----------------    ----------------    ---------------
                                                                  $       1,414,994    $      1,619,223    $        10,746
                                                                  =================    ================    ===============


(6)     Major Vendor:

        Included in accounts payable is approximately $678,293 and $1,159,000 owed to two and three suppliers at December 31, 2000 and 1999, respectively. Purchases from these suppliers during 2000 and 1999 totaled approximately $8,267,731 and $13,432,000, respectively.


(7)     Credit Facility:

        Two of the Company's subsidiaries in the United Kingdom use a discount financing company for credit administration and cash flow purposes. The financing company purchases approved receivables, less a commission and discounting charges. The discount rate is 2% above the base rate of National Westminster Bank in the United Kingdom, 8% at December 31, 2000.

        The financing company holds as security interests all receivables as well as the personal guarantees of the officer-stockholders limited to anti-fraud.

See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(8)     Short-Term Notes Payable, Related Parties:

        A summary is as follows:

                                                                                         December 31,        December 31,
                                                                                             2000                1999
                                                                                         ------------        ------------

                  Notes payable, officers (Note 5)                                     $              -     $    2,817,500
                  Note payable, InfiniCom (Note 4)                                                    -          2,368,000
                  Purchase of software from parent company (Note 4)                                   -          1,581,000
                  Accrued interest on current notes                                                   -            210,500
                  Accrued interest on long term notes (Note 10)                                       -            147,297
                  Loans payable, InfiniCom                                                      617,406             50,000
                                                                                       ----------------     --------------

                                                                                       $        617,406     $    7,174,297
                                                                                       ================     ==============


        All notes accrue interest at 2% above base rate of National Westminster Bank, in the United Kingdom.

        The notes payable, officers, including all accrued interest, were paid off in March 2000, in cash of approximately $1,354,000 and the remainder in 9,906,910 shares of the Company. The notes payable to the parent company, Infinicom, including the long-term note payable (Note 9), miscellaneous other amounts due and accrued interest, were satisfied in March 2000, in consideration for which the Company issued to InfiniCom 7,819,217 shares of its common stock.

(9)     Note Payable, Related Party:

        Long-term note payable, related party at December 31, 1999, in the amount of $ 1,927,805, represent amounts owing to InfiniCom, for the value of InfiniCom's shares given as consideration in relation to the acquisition of the UK Group (Note 4). The note accrues interest at 2% above base rate of National Westminster Bank. At December 31, 1999 the accrued interest is included in short-term notes payable, related party (Note 8). This note was paid off in March 2000, in the same transaction as the short term debt described above.

(10)    Note Payable, Bank:

        One of the Company's subsidiaries in the United Kingdom has a note payable to its bank. The note is due November 14, 2007 and accrues interest at 2% above the bank's current base rate (8% at December 31, 2000). The note is secured by the underlying building and the cross guarantee of the two other United Kingdom subsidiaries.

See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(10)    Note Payable, Bank, Continued:

        A summary of the note payable is as follows:


                                                                                         December 31,        December 31,
                                                                                             2000                1999
                                                                                         ------------        ------------

                  Principal                                                            $        435,619    $       437,313
                  Less current maturities                                                        54,223            103,598
                                                                                       ----------------    ---------------

                                                                                       $        381,396    $       333,715
                                                                                       ================    ===============


        The following summarizes the aggregate maturities of the note payable as of December 31, 2000:


                  Year ended
                      2001                           $         54,223
                      2002                                     59,259
                      2003                                     64,763
                      2004                                     70,778
                      2005                                     77,354
                      Beyond five years                       109,242
                                                     ----------------
                                                     $        435,619
                                                     ================


(11)    Income Taxes:

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are immaterial at December 31, 1998. As of December 31, 2000 and 1999, any deferred tax asset recordable for the net operating loss carryforward is completely offset by a valuation allowance. The deferred tax liability at December 31, 2000 relates to the step up basis of tangible assets acquired (Note 4).

        The Company does not file consolidated tax returns in the United Kingdom. Tax expense for the years ended December 31, 1999 relates to entities within the consolidated group on which there is taxable income and tax expense is appropriate. December 31, 2000 reflects refunds and credits received on overpayments in previous years.

See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(11)    Income Taxes, Continued:

        The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate as follows:

                                                                     December 31,        December 31,        December 31,
                                                                         2000                1999               1998
                                                                     ------------        ------------        ------------



                  Provision at expected federal
                    statutory rate                                        (35)%                (35)%                35%
                  Impairment loss for which no deduction
                    is allowable for UK income tax purposes                 -                   13                   -
                  Loss for which no benefit is available                   35                   24                   -
                  Overpayment of taxes in prior years                       5                    -                   -
                  Foreign federal and local taxes provided
                    on a separate return basis at rates lower
                    than statutory U.S. federal rate                       (8)                   -                 (22)
                                                                     ----------          ----------          ---------
                                                                           (3)%                  2%                 13%
                                                                     ==========          ==========          ==========


(12)    Subsequent Event (Unaudited):

        Due to the continued losses of the Company's Norwegian subsidiary, the Company made a determination during March 2001 to divest itself of the Norwegian subsidiary. The Company is in negotiations with a buyer for the subsidiary and is planning to consummate the sale during early April. The transaction does not qualify for treatment as discontinued operation as the subsidiary is in the same line of business as the Company.




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

            Unaudited Pro Forma Condensed Consolidated Balance Sheet
                          and Statements of Operations
                     for the Disposal of "Norway Subsidiary"


On April 1, 2000, 24Holdings Inc., formerly known as Scoop, Inc. (the "Company"), disposed of all of the issued shares of its Norwegian subsidiary, 24STORE AS, for 1.00 Pound Sterling, or approximately $1.45 (the "Disposal"). Following this transaction the Company has no further rights, liabilities or obligations with regard to 24STORE AS. The transaction does not qualify for accounting treatment as a discontinued operation as the subsidiary is in the same line of business as the Company.

The following unaudited pro forma condensed consolidated balance sheet and statements of operations of 24Holdings Inc., formerly known as Scoop, Inc., at December 31, 2000 and for the year ended December 31, 2000, have been prepared to illustrate the effect of the Disposal, as though it had occurred on January 1, 2000, for purposes of the pro forma statements of operations. The assumptions are described in the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Balance Sheet and Statements of Operations.

The pro forma condensed consolidated balance sheet and statements of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations of the Company that would have been reported had the Disposal occurred on January 1, 2000, nor do they represent a forecast of the results of operations for any future period. The unaudited pro forma condensed consolidated statements, include the Notes thereto, should be read in conjunction with the historical consolidated financial statements of the Company, which are incorporated herein by reference.

                                                  24HOLDINGS, INC.
                                           (FORMERLY KNOWN AS SCOOP, INC.)

                                   UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                                  December 31, 2000
                                            For Sale of Norway Subsidiary

                                                   24Holdings           Norway
                                                  Consolidated        Subsidiary(1)            Pro forma
                                                  ------------        -------------            ---------
ASSETS

Cash and cash equivalents                         $ 2,261,181           $142,052              $ 2,119,129
Accounts receivable                                 3,464,412            269,572                3,194,840
Inventory                                             652,362             75,327                  577,035
Prepaids and other assets                              43,111                  -                   43,111
                                                  -----------           --------              -----------
     Total current assets                           6,421,066            486,951                5,934,115
                                                  -----------           --------              -----------

Property and equipment, net of
  accumulated depreciation and amortization         1,414,995             22,885                1,392,110
                                                  -----------           --------              -----------

Loan receivable, related party                        100,200                  -                  100,200
                                                  -----------           --------              -----------

Goodwill, net of accumulated amortization           2,519,997                  -                2,519,997
                                                  -----------           --------              -----------

                                                  $10,456,258           $509,836              $ 9,946,422
                                                  ===========           ========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses             $ 4,929,003           $654,899              $ 4,274,104
Due under Credit Facility                           1,704,704                  -                1,704,704
Short-term notes payable, related parties             617,406             18,943                  598,463
Current portion of loan payable, bank                  95,021                  -                   95,021
                                                  -----------           --------              -----------
     Total current liabilities                      7,346,135            673,842                6,672,292
                                                  -----------           --------              -----------

Deferred taxes                                        338,000                  -                  338,000
                                                  -----------            -------              -----------

Loan payable, bank, less current portion              340,598                  -                  340,598
                                                  -----------            -------              -----------

Stockholders' equity                                2,431,526           (164,007)               2,595,532
                                                  -----------           --------              -----------

                                                  $10,456,258           $509,836              $ 9,946,422
                                                  ===========           ========              ===========

                                                             F-18

                                                     24HOLDINGS, INC.
                                             (FORMERLY KNOWN AS SCOOP, INC.)

                                      PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                    December 31, 2000
                                            For Sale of Norwegian Subsidiary

                                                                             Norway
                                                       24Holdings         Subsidiary(1)            Pro forma
Revenue                                               $28,058,566          $3,728,089             $24,330,477

Cost of Revenue                                        25,076,624           3,228,326              21,848,299
                                                      -----------          ----------             -----------
Gross profit                                            2,981,942             499,764               2,482,178

Operating expenses:
  General and administrative expenses                   3,839,728             848,178               2,991,550
  Goodwill amortization                                   763,414                   -                 763,414
                                                      -----------          ----------             -----------
                                                        4,603,142             848,178               3,754,964
                                                      -----------          ----------              ----------
Income from operations                                 (1,621,200)           (348,414)             (1,272,785)

Interest income                                           (14,364)             (8,906)                 (5,458)
Interest expense, net                                     284,350              20,872                 263,478
                                                      -----------          ----------             -----------
                                                          269,986              11,966                 258,021
                                                      -----------          ----------             -----------

Net income before taxes (loss)                         (1,891,186)           (360,380)             (1,530,806)
                                                      -----------          ----------             -----------

Taxes                                                     (68,024)                  -                 (68,024)
                                                      -----------          ----------             -----------
Net income                                            $(1,823,162)         $ (360,380)            $(1,462,782)
                                                      ===========          ==========             ===========
Net loss per share -
  basic and diluted                                         (0.02)                                      (0.02)
                                                      ===========                                 ===========

Weighted average number of shares outstanding -

basic and diluted                                      81,241,503                                  81,241,503
                                                      ===========                                 ===========

                                                             F-19

                                24HOLDINGS, INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
   Notes to Pro Forma Condensed Consolidated Financial Statements (unaudited)

(1) The financial statements of the Norway subsidiary included in the unaudited pro forma, consolidated financial information were first translated from Norwegian Kroner to British pounds at the rate of .076 and .119, and then statement was translated from British pounds to U.S. dollars at the rate of 1.494 and 1.552 for the December 31, 2000 Unaudited Consolidated Balance Sheet and the December 31, 2000 Unaudited Statement of Operations, respectively.

Note A - There are no pro forma adjustments to the condensed consolidated balance sheets and statements of income, other than the elimination of the financial position and results of operations. The Company disposed of the subsidiary for an insignificant dollar amount, and all assets, liabilities and costs related to the subsidiary were booked directly to the subsidiary, and after elimination of the subsidiary financial position and results of operations, no amounts relating to the subsidiary remain.

ITEM 9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
         FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, position with the Company, age and tenure of each director and executive officer are as follows:


        Name                            Age        Position                                   Since
        -----                           ---        ----------                                 -----

        Lennart Orkan                   56         Director and Chairman of the Board         2000
        Larsake Sandin                  52         Director                                   2000
        Akbar Seddigh                   56         Director                                   2000
        Martin Clarke                   35         President and                              2000
                                                   Chief Executive Officer
        Michael Neame                   39         Chief Financial Officer,                   2000
                                                   Chief Accounting Officer
                                                   and Secretary

     Lennart  Orkan,   Director  and  Chairman  of  the  Board.  Dr.  Orkan  has
approximately 25 years of experience in business and banking. Currently, Dr. Orkan is the President and CEO of Strator B.D.N. International AB, a company based in Sweden which provides consulting services to public and private companies on mergers and acquisitions, recapitalization, and other forms of corporate reorganization. The Strator Group has associated companies and affiliates in a number of European countries and in North America. Dr. Orkan is also the founder and the majority owner of the company. Since 1980, Dr. Orkan has been the Chairman of the Board and/or a Board Member of many medium-sized and large Scandinavian and foreign private corporations. From 1974 until 1980, Dr. Orkan was the head of the two largest departments of the Swedish Savings Bank Association in addition to being the General Manager of the Swedish Savings Banks Institute and the vice-Chairman of the International Savings Bank
Institute in Geneva, Switzerland. From 1980 until 1984, Dr. Orkan was the General Manager of Lantbrukets Utredningsinstitut, the Swedish Institute for Agro-Business Development and Research, a highly respected research institute and consulting group for economic studies and business development services. From 1984 until 1985, Dr. Orkan served as the President and CEO of the Cooperative Bank of Sweden West, the largest cooperative bank in Sweden. From 1985 until 1988, Dr. Orkan was the President and CEO of Praktikertjanst AB, the dominating group in the areas of private health and dental care and medical technical services in Scandinavia.

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

     There currently exists no arrangement or understanding between any executive officer and between any other person pursuant to which any person is to be selected as an executive officer. No family relationships exist between any current or prospective executive officer or director.

     During the last five (5) years, no director or officer of the Company has:

     (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

     (2)  been   convicted  in a  criminal  proceeding  or is subject to a pend-
          ing criminal proceeding;

     (3) been subject to any order, judgment or decree, not subse-quently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining such person from participating, or otherwise limiting such person's right to engage, in any type of business, securities or banking activities;

     (4) been subject to any order, judgment or decree, not subse-quently reversed, suspended or vacated, of any federal or state authority barring or suspending such person from participating, or otherwise limiting for more than 60 days such person's right to engage, in any type of securities or banking activities; or

     (5) been found by a court of competent jurisdiction in a civil action, by the Commission or by the Commodity Futures Trading Commission to have violated a federal or state securities law or a federal commodities law, and the judgment or finding has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. To the Company's knowledge, during the fiscal year ending December 31, 2000 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth compensation earned, whether paid or deferred, during the fiscal years ended December 31, 2000, 1999 and 1998 by the Company's Chief Executive Officer and the Executive Officers of the Company whose compensation was $100,000 or greater during the fiscal year ended December 31, 2000.


                                                           Annual
                                                        Compensation        Long-Term Compensation
                                                     --------------------  ------------------------

                                                                           Restricted    Securities      All Other
                    Principal                        Salary       Bonus      Stock       Underlying     Compensation
Name                Position              Year        ($)          ($)     Awards ($)    Options (#)         ($)
--------------------------------------------------------------------------------------------------------------------

Martin Clarke (1)   President and         2000     $ 147,465    $   -        $   -            -          $ 18,627
                    Chief Executive       1999     $ 165,984    $   -        $   -            -          $ 19,672
                    Officer               1998     $ 143,105    $   -        $   -            -          $ 30,437

Michael Neame (2)   Chief Financial       2000     $ 147,465    $   -        $   -            -          $ 18,627
                    Officer, Chief        1999     $ 166,869    $   -        $   -            -          $ 19,672
                    Accounting            1998     $ 116,950    $   -        $   -            -          $ 28,851
                    Officer and
                    Secretary

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

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of April 6, 2001, concerning the Common Stock of the Company beneficially owned (i) by each director and each Named Executive Officer of the Company, (ii) by all directors and executive officers of the Company as a group and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. The beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.


                                                                                 Beneficially Owned
         Name and Address                                                    Shares             Percent
         ----------------                                                    ------             -------

         InfiniCom AB (publ)
         Gustavslundsvagen 151A
         S-16751 Bromma
         Sweden........................................................     67,335,910          78.8

         Larsake Sandin
         Frensham Court, Summerfield Lane
         Surrey GU10 3AN
         England.......................................................              0             0

         Lennart Orkan
         Foreningsvagen 2
         SE-13237 Saltsjo-Boo
         Sweden........................................................              0             0

         Akbar Seddigh
         Centralvagen 18
         18357 Taby
         Sweden........................................................              0             0

         Martin Clarke
         Kingston
         Reading Road North
         Fleet
         Hampshire
         GU13 8RR
         United Kingdom................................................      4,953,455           5.8

         Michael Neame
         21 Archery Fields
         Odiham, Hook
         Hampshire
         RG29 1AE
         United Kingdom................................................      4,953,455           5.8

         All executive officers and directors as a group (5 persons)...      9,906,910          11.6



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

On March 31, 2000, the Company, InfiniCom, 24STORE, Neame and Clarke agreed to restructure the foregoing debt, along with certain other intercompany debt then outstanding between InfiniCom and 24STORE. To effect the restructuring, the Company issued to each of Neame and Clarke 4,953,455 shares of the Company's Common Stock and 24STORE paid to each of Neame and Clarke the sum of 425,753 Pounds Sterling, or approximately $675,627, in cash in consideration for which
(i) 24STORE issued to the Company 4,200,000 additional shares of its capital stock and (ii) Neame and Clarke released and discharged the obligations of 24STORE owed by 24STORE to Neame and Clarke pursuant to a Loan Note Instrument executed by 24STORE and InfiniCom dated May 6, 1999. The Company also assumed from 24STORE all of the obligations of 24STORE under (a) a Loan Note issued by 24STORE in favor of InfiniCom dated April 9, 1999 in the principal amount of $2,368,000, (b) a Loan Note issued by 24STORE in favor of InfiniCom dated April 9, 1999 in the principal amount of $1,581,000, (c) a Loan Note issued by 24STORE in favor of InfiniCom dated May 6, 1999 in the principal amount of 16,300,000
SEK and (d) certain other debt obligations ((a), (b), (c) and (d) above collectively, the "Debt Obligations") in consideration for which 24STORE issued to the Corporation 16,142,972 additional shares of its capital stock. Following the foregoing assumptions, InfiniCom released and discharged amounts (including principal and interest) owing under the Debt Obligations in consideration for which the Company issued to InfiniCom 7,819,217 shares of its Common Stock.

Also as a part of the restructuring, (x) InfiniCom subscribed for and purchased 965,132 newly issued shares of Common Stock of the Company at a subscription price of $1.938 per share and (y) the Company subscribed for and purchased 4,308,580 shares of the capital stock of 24STORE at a subscription price of 0.25 Pound Sterling per share (equivalent to an aggregate subscription price of $1,695,426).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Financial Statements, Financial Statement Schedules and Exhibits

         (1)      Financial Statements

                  The financial statements listed below and included under Item 8, are filed as part of this report.

                  Consolidated Financial Statements of 24Holdings Inc. (formerly known as Scoop, Inc.)

                  (i)   Independent Auditors' Report

                  (ii) Consolidated Balance Sheet at December 31, 2000 and December 31, 1999

                  (iii) Consolidated  Statement of Income  (Operations) for each of the three years ended December 31, 2000

                  (iv) Consolidated Statement of Shareholders' Equity (Deficit) for each of the three years ended December 31, 2000

                  (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2000

                  (vi)  Notes to the Conslidated Financial Statements

                  Unaudited   Pro   Forma   Condensed   Consolidated   Financial
                  Information of 24Holdings Inc. (formerly known as Scoop, Inc.)

                  (i) Consolidated Balance Sheet at December 31, 2000 (For Sale of Norway Subsidiary)

                  (ii) Consolidated Statement of Operations for the period ended December 31, 2000 (For Sale of Norway Subsidiary)

         (2)      Financial Statement Schedules

                  All schedules have been omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

(b)     Exhibits

        Exhibit
         Number                  Description
        -------                  -----------

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

            2.4* Share Purchase Agreement dated March 29, 2001 between 24STORE (Europe) Limited and Compo Consult AS (English Translation).

            3.1** Certificate of Incorporation of the Company.

            3.2** Certificate of Amendment of  the  Certificate of Incorporation
                  of the Company dated October 20, 1999.

            3.3** Certificate of Amendment of the  Certificate of  Incorporation
                  of the Company dated April 1, 2001.

            3.4 Bylaws of the Company (Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 1999 (filed February 21, 2001) and incorporated herein by this reference).

            3.5 Certificate of Amendment of the Bylaws of the Company (Filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 1999 (filed February 21, 2001) and incorporated herein by this reference).

            4.1 Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-15129) and incorporated herein by this reference).

            10.1 Service Agreement dated May 6, 1999 between 24STORE Limited and Martin Clarke (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 1999 (filed February 21, 2001) and incorporated herein by this reference).

            10.2 Service Agreement dated May 6, 1999 between 24STORE Limited and Michael John Neame (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 1999 (filed February 21, 2001) and incorporated herein by this reference).

            10.3 Invoice Discounting Agreement dated October 10, 1996 between Mobile Planet Limited and Lombard Natwest Discounting Limited (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 1999 (filed February 21, 2001) and incorporated herein by this reference).

            10.4 Invoice Discounting Agreement dated October 10, 1996 between Lapland U.K. Limited and Lombard Natwest Discounting Limited (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 1999 (filed February 21, 2001) and incorporated herein by this reference).

            10.5 Advice of Borrowing Terms dated September 25, 1997 between National Westminster Bank PLC and Cyberia (UK) Limited (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 1999 (filed February 21,
                  2001) and incorporated herein by this reference).

            10.6 Deed of Subscription, Amendment and Release dated March 31, 2000 among Michael John Neame, Martin Clarke, 24STORE.com Limited, InfiniCom AB and Scoop, Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 31, 2000 (filed March 6, 2001) and incorporated herein by this reference).

            10.7 Subscription Agreement dated March 31, 2000 between InfiniCom AB and Scoop, Inc. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 31, 2000 (filed March 6, 2001) and incorporated herein by this reference).

            10.8 Subscription Agreement dated March 31, 2000 between Michael John Neame and Scoop, Inc. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 31, 2000 (filed March 6, 2001) and incorporated herein by this reference).

            10.9 Subscription Agreement dated March 31, 2000 between Martin Clarke and Scoop, Inc. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Period Ended March 31, 2000 (filed March 6, 2001) and incorporated herein by this reference).

            21**  List of Subsidiaries of the Company.

      * to be filed by amendment

      ** filed with this report

(c)   Current Reports on Form 8-K

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24HOLDINGS INC.


By:  /s/ Lennart Orkan
     -----------------------------------------
     Name:     Lennart Orkan
     Title:    Chairman of the Board

Date:  April 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Martin Clarke
     -----------------------------------------
     Name:     Martin Clarke
     Title:    President and
               Chief Executive Officer


By:  /s/ Michael Neame
     -----------------------------------------
     Name:     Michael Neame
     Title:    Chief Financial Officer and
               Principal Accounting Officer


By:  /s/ Lennart Orkan
     ----------------------------------------
     Name:     Lennart Orkan
     Title:    Director, Chairman of
               the Board


By:  /s/ Larsake Sandin
     -----------------------------------------
     Name:     Larsake Sandin
     Title:    Director


By:  /s/ Akbar Seddigh
     -----------------------------------------
     Name:     Akbar Seddigh
     Title:    Director