Form 10-Q
period 2001-03-31
24HOLDINGS INC
filed 2001-05-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------


                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    33-0726608
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                  Cyberia House
                           Church Street, Basingstoke
                               Hampshire RG21 7QN
                                 United Kingdom
                    (Address of Principal Executive Offices)

                                +44 1256 867 800
                               (Telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes /X/ No / /

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number  of  shares  of  Common  Stock   outstanding  at  May  3,  2001:
85,486,716.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET


                                                              March 31, 2001
                                                          ----------------------
                                                               (Unaudited)
                                    ASSETS
Current assets:
Cash and cash equivalents                                    $       622,124
Accounts receivable                                                4,045,219
Inventory                                                            790,867
Prepaid expenses and other assets                                     55,202
                                                             ---------------
     Total current assets                                          5,513,412

Property and equipment, net of
  accumulated depreciation and amortization                        1,334,394

Goodwill, net of accumulated amortization                          2,231,202
                                                             ---------------

                                                             $     9,079,008
                                                             ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                        $     5,759,697
Credit facility                                                       68,920
Income taxes payable                                                       -
Short term loans, related party                                      508,008
Current portion of loan payable, bank                                 90,615
                                                             ---------------
     Total current liabilities                                     6,427,240

Loan payable, bank, less current portion                             303,246

Deferred taxes                                                       336,200

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000
  authorized, no shares issued and outstanding                             -
Common stock; $.001 par value,  100,000,000 shares
  authorized 85,486,716 shares issued and outstanding                 26,081
Additional paid in capital                                         9,855,851
Other comprehensive loss                                            (374,766)
Accumulated deficit                                               (7,494,844)
                                                             ---------------

     Total shareholders' equity                                    2,012,322
                                                             ---------------

                                                             $     9,079,008
                                                             ===============

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three months ended      Three months ended
                                                              March 31, 2001           March 31, 2000
                                                            ------------------      ------------------
                                                                (Unaudited)              (Unaudited)

Revenue                                                       $     7,607,830          $     7,869,308

Cost of Revenue                                                     6,879,609                7,094,096
                                                              ---------------          ---------------

Gross profit                                                          728,221                  775,212

Operating expenses:
  Distribution costs                                                  138,174                  150,622
  General and administative                                           621,747                  782,693
  Goodwill Amortization                                               189,302                  177,048
  Depreciation                                                         25,999                   29,099
                                                              ---------------          ---------------
     Total operating expenses                                         975,221                1,139,462
                                                              ---------------          ---------------

Net loss before interest and other income
  and interest expense                                               (247,000)                (364,250)

Interest and other income                                              (5,916)                  (3,115)
Interest expense                                                       37,725                  200,329
                                                              ---------------          ---------------

Net loss before provision for income taxes                           (278,809)                (561,464)

Provision for income taxes                                             (1,800)                       -
                                                              ---------------          ---------------

Net income (loss)                                             $      (277,009)         $      (561,464)
                                                              ===============          ===============

Net loss per share -
  basic and diluted                                           $         (0.00)         $         (0.01)
                                                              ===============          ===============

Weighted average number of shares outstanding -
  basic and diluted                                                85,493,352               68,217,618
                                                              ===============          ===============

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Three months ended   Three months ended
                                                                             March 31, 2001       March 31, 2000
                                                                             --------------       --------------
                                                                               (Unaudited)          (Unaudited)
Cash flows provided by (used for) operating activities:
Net loss                                                                    $       (277,010)    $       (561,464)

Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation                                                                          25,999               29,099
Amortization of goodwill                                                             129,796              177,048
Foreign currency translation                                                          81,819              (21,799)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                                 (580,807)              47,931
Prepaid expenses                                                                     (12,091)
Inventory                                                                           (138,505)            (143,984)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                              841,467           (1,191,377)
  Income taxes payable                                                               (10,773)             (20,558)
  Deferred taxes                                                                      (1,800)                   -
                                                                            ----------------     ----------------

     Total adjustments                                                               335,104           (1,123,641)
                                                                            ----------------     ----------------

     Net cash provided by (used for) operating activities                             58,094           (1,685,105)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                                                (10,411)             (13,540)
Due to/from related party                                                             (9,199)             (37,485)
                                                                            ----------------     ----------------

     Net cash used for investing activities                                          (19,610)             (51,025)
                                                                            ----------------     ----------------

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock                                                         -            1,870,426
Payments on credit facility                                                       (1,635,784)                   -
Payments on long-term debt, related parties                                                -           (1,351,255)
Payments on long-term debt, bank                                                     (41,758)             (19,374)
                                                                            ----------------     ----------------

     Net cash provided by financing activities                                    (1,677,541)             499,797
                                                                            ----------------     ----------------

Net decrease in cash                                                              (1,639,057)          (1,236,334)
Cash, beginning of period                                                          2,261,181            1,860,445
                                                                            ----------------     ----------------

Cash, end of period                                                         $        622,124     $        624,111
                                                                            ================     ================

Supplemental disclosure of cash flow information:
  Interest paid                                                             $         33,129     $         42,609
                                                                            ================     ================
  Income taxes paid                                                         $              -     $              -
                                                                            ================     ================

Supplemental disclosure of non-cash investing and financing activities:
  Shares issued in satisfaction of debt                                     $              -     $      8,008,441
                                                                            ================     ================

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001




(1)      Description of Business:

         Interim Financial Statements:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of 24Holdings Inc. and subsidiary (the "Company") on Form 10-K for the year ended December 31, 2000.

         General:

         24Holdings Inc., formerly known as Scoop, Inc. ("24Holdings" or the "Company"), was incorporated in 1996 in the state of Delaware as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In September 1999, the Company filed a Plan of Reorganization ("Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999. Pursuant to the Plan, the Company was acquired in a reverse merger with 24STORE (Europe) Limited, formerly known as 24STORE.com Limited ("24STORE"), whose parent company acquired 91% of the outstanding shares of the Company, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE.

         24STORE was incorporated July 28, 1998 in England and Wales, and was a wholly owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden, whose principal activity is that of a holding company. On April 9, 1999 24STORE entered into a Share Purchase Agreement, whereby it acquired from its parent company several companies registered in Sweden and Norway. This transaction was treated as a reorganization. All of the Swedish entities either entered bankruptcy or ceased operations soon after transfer.

         On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, related through common ownership.

         All the consolidated entities are in the business of selling and distributing consumer and commercial electronic products in Europe.

(2)      Principles of Consolidation:

         The  accompanying  consolidated  statements  include  the  accounts  of
         24Holdings  Inc.  and   subsidiaries.   All  significant   intercompany
         transactions and accounts have been eliminated.

         The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

(3)      Subsequent Event (Unaudited):

         Due to the continued losses of the Company's Norwegian subsidiary, 24STORE AS, the Company made a determination during March 2001 to divest itself of the Norwegian subsidiary. On April 1, 2001, the Company, disposed of all of the issued shares of 24STORE AS, for 1.00 Pound Sterling, or approximately $1.45. Following this transaction the Company has no further rights, liabilities or obligations with regard to 24STORE AS. The transaction does not qualify for accounting treatment as a discontinued operation as the subsidiary is in the same line of business as the Company. No loss will be recognized on this disposition; all goodwill associated with the subsidiary's acquisition was previously written off in recognition of an impairment loss on the investment. Furthermore, as a result of the subsidiary having negative net assets, the Company will record a gain on disposition in the second quarter 2001.

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

The following unaudited pro forma condensed consolidated balance sheet and statements of operations of the Company at March 31, 2001 and for the year ended December 31, 2000, have been prepared to illustrate the effect of the Disposal, as though it had occurred on January 1, 2000, for purposes of the pro forma statements of operations, and March 31, 2001 for pro forma balance sheet. The assumptions are described in the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Balance Sheet and Statements of Operations.

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

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                          For Sale of Norway Subsidiary

                                                           24Holdings       Norway
                                                          Consolidated    Subsidiary (1)     Adjustments      Pro forma
                                                          ------------    --------------     -----------      ---------
ASSETS

Cash and cash equivalents                                  $ 2,261,181      $  142,052                       $ 2,119,129
Accounts receivable                                          3,464,412         269,572                         3,194,840
Inventory                                                      652,362          75,327                           577,035
Prepaids and other assets                                       43,111                                            43,111
                                                           -----------
     Total current assets                                    6,421,066         486,951                         5,934,115
                                                           -----------      ----------                       -----------
                                                                                                                       -
Property and equipment, net of                                                                                         -
  accumulated depreciation and amortization                  1,414,995          22,885                         1,392,110
                                                           -----------      ----------                       -----------

Loan receivable, related party                                 100,200               -                           100,200
                                                           -----------      ----------                       -----------

Goodwill, net of accumulated amortization                    2,519,996               -                         2,519,996
                                                           -----------      ----------                       -----------

                                                           $10,456,258      $  509,836        $     -        $ 9,946,422
                                                           ===========      ==========        ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                      $ 4,929,003      $  654,899                       $ 4,274,104
Due under Credit Facility                                    1,704,704               -                         1,704,704
Short-term notes payable, related parties                      617,406          18,943                           598,463
Current portion of loan payable, bank                           95,021               -                            95,021
                                                           -----------      ----------                       -----------
     Total current liabilities                               7,346,135         673,842                         6,672,292
                                                           -----------      ----------                       -----------
                                                                                                                       -
                                                                                                             -----------
Deferred taxes                                                338,000                -                           338,000
                                                           -----------      ----------                       -----------

Loan payable, bank, less current portion                      340,598                -                           340,598
                                                           -----------      ----------                       -----------

Stockholders' equity                                         2,431,526        (164,007)                        2,595,533
                                                           -----------      ----------                       -----------

                                                           $10,456,258      $  509,836        $     -        $ 9,946,422
                                                           ===========      ==========        ==========     ===========

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                          For Sale of Norway Subsidiary

                                                       24Holdings        Norway
                                                      Consolidated    Subsidiary (1)      Adjustments        Pro forma
                                                      ------------    --------------      -----------        ---------
ASSETS

Cash and cash equivalents                              $   622,124      $   51,250                           $  570,874
Accounts receivable                                      4,045,219         154,075                            3,891,144
Inventory                                                  790,867          28,808                              762,059
Prepaids and other assets                                   55,202           4,316                               50,886
                                                       -----------      ----------                           ----------
     Total current assets                                5,513,412         238,449                            5,274,963
                                                       -----------      ----------                           ----------

Property and equipment, net of
  accumulated depreciation and amortization              1,334,394          11,922                            1,322,471
                                                       -----------      ----------                           ----------

Goodwill, net of accumulated amortization                9,079,008               -                            9,079,008
                                                       -----------      ----------                           ----------

                                                       $15,926,814      $  250,372                           $6,597,434
                                                       ===========      ==========                           ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                  $ 5,759,697      $  354,373                           $5,405,323
Due under Credit Facility                                   68,920               -                               68,920
Short-term notes payable, related parties                  508,008          56,915                              451,093
Current portion of loan payable, bank                       90,615               -                               90,615
                                                       -----------      ----------                           ----------
     Total current liabilities                           6,427,240         411,288                            6,838,528
                                                       -----------      ----------                           ----------

Deferred taxes                                             336,200               -                              336,200
                                                       -----------      ----------                           ----------

Loan payable, bank, less current portion                   303,246               -                              303,246
                                                       -----------      ----------                           ----------

Stockholders' equity                                     2,012,322        (160,917)                           2,173,239
                                                       -----------      ----------                           ----------

                                                       $ 9,079,008      $  250,372                           $9,011,767
                                                       ===========      ==========                           ==========

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                 March 31, 2001
                          For Sale of Norway Subsidiary

                                                24Holdings              Norway
                                                Consolidated        Subsidiary (1)   Adjustments    Pro forma
                                                ------------        --------------   -----------    ---------
Revenue                                         $ 7,607,830           $ 1,061,818                  $ 6,546,012

Cost of Revenue                                   6,879,609               928,799                    5,950,810
                                                -----------           -----------                  -----------

Gross profit                                        728,221               133,020                      595,202

Operating expenses:
  General and administrative expenses               785,919               204,037                      581,882
  Goodwill amortization                             189,302                     -                      189,302
                                                -----------           -----------                  -----------
                                                    975,221               204,037                      771,184
                                                -----------           -----------                  -----------

Loss from operations                               (247,000)              (71,018)                    (175,982)

Interest income                                      (5,916)               (1,892)                      (4,024)
Interest expense                                     37,725                 2,783                       34,942
                                                -----------           -----------                  -----------
                                                     31,809                   891                       30,919
                                                -----------           -----------                  -----------

Net loss before taxes                              (278,809)              (71,908)                    (206,901)
                                                -----------           -----------                  -----------

Taxes                                                (1,800)                    -                       (1,800)
                                                -----------           -----------                  -----------
Net loss                                        $  (277,009)          $   (71,908)                 $  (205,101)

Net loss per share -
  basic and diluted                                   (0.00)                                             (0.00)
                                                ===========                                        ===========

Weighted average number of shares
  outstanding - basic and diluted                85,493,352                                         85,493,352
                                                ===========                                        ===========

                                24HOLDINGS, INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)
   Notes to Pro Forma Condensed Consolidated Financial Statements (unaudited)

(1) The financial statements of the Norway subsidiary included in the unaudited pro forma consolidated financial information were first translated from Norwegian Kroner to British pounds at the rate of .076 and .119, and then translated from British pounds to U.S. dollars at the rate of 1.494 and
     1.552 for the December 31, 2000 Unaudited Consolidated Balance Sheet and the December 31, 2000 Unaudited Statement of Operations, respectively. For the March 31, 2001 Unaudited Consolidated Balance Sheet and Unaudited Statement of Operations, the rates used were .077 and .076 and 1.425 and 1.458, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2001:

NET SALES. Net sales for the three months ended March 31, 2001 were $7,607,830 compared to $7,869,308 for the three months ended March 31, 2000 representing a decrease of 3.3%. In local currency Net sales for the three months ended March 31, 2001 increased by 6% in the United Kingdom, and by 10% in Norway compared to the three months ended March, 2000 however the strength of the United States dollar compared to the British pound and the Norwegian kroner have resulted in a reported decrease in Net sales for the quarter.

GROSS PROFIT. Gross profits for the three months ended March 31, 2001 were $728,221 compared to $775,212 for the three months ended March 31, 2000 representing a decrease of 6.1%. Gross profits as a percentage of sales were 9.6% for the three months ended March 31, 2001 compared to 9.8% for the three months ended March 31, 2000. The changes in gross profit between periods are a result of the decline in gross profits as a percentage of sales due to competitive market conditions and a further decline due to the strength of the United States dollar compared to the British pound and Norwegian kroner resulting in lower reported gross profits for the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2001 were $785,920 compared to $962,414 for the three months ended March 31, 2000. The decrease is primarily attributable to a reduction in exchange losses incurred on the revaluation of creditors due to related parties denominated in foreign currencies. In the three months ended March 31, 2001 an exchange gain of $31,873 was incurred, compared to an exchange loss of $110,579 in the three months ended March 31, 2000.

GOODWILL AMORTIZATION. Goodwill amortization, reflecting the excess of purchase price of the May 1999 acquisition over fair value of assets acquired, for the three months ended March 31, 2001 was $189,302 compared to $177,049 for the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended March 31, 2001 was $31,809 compared to $197,214 for the three months ended March 31, 2000 representing a decrease of 83.9%. The decrease in interest expenses is primarily attributable to the company now having lower interest bearing debts to related parties following the restructuring of debt that occurred on March 24, 2000. See discussion in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the company's annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. In the three months ended March 31, 2001 there was an income tax credit of $1,800 compared to no income tax in the three months ended March 31, 2000. This credit is a reduction in the deferred tax accrual.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2001 were $622,124 compared to $2,261,181 as of December 31, 2000. This decrease is primarily due to the position of cash advances on the revolving line of credit at year end and at March 31, 2001, and the timing of payments to creditors at year end and at March 31, 2001. In addition the reported cash position was further reduced by weakening foreign exchange rates in translation into United States dollars.

Cash provided by operating activities for the three months ended March 31, 2001 was $58,094 compared to net cash used by operating activities of $1,685,105 in the three months ended March 31, 2000. The reduced use of cash reflects the improvement in operations in the current period, including reduced professional fees, decrease in interest expense as a result of substantial reduction in debt, and control of general and administrative expenses. Additionally, March 31, 2000 reflected the increased operations of the acquired entities, including increased overhead and employee costs as a result of the growth, and additional money used to fund the Norway entity, which was in financial difficulty.

As of March 31, 2001 the Company had a working capital deficit of $913,828 compared to a working capital deficit of $884,270 as of December 31, 2000.

Cash used by investing activities was $19,610 in the three months ended March 31, 2001 compared to $51,025 in March 31, 2000.

Cash used for financing activities was $1,677,541 in the three months ended March 31, 2001, representing payments on Credit Facility which was not being utilized at March 31, 2001 and bank loans. Cash provided by financing activities in the three months ended March 31, 2000 was $499,797, representing the net effect of capital raised through the sale of stock, and the retirement of long term debt to related parties.

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

Item 3.  Quantitive and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company believes that the market risk arising from holdings of its financial instruments is not material. However, all of the Company's operations are conducted through its subsidiary 24STORE and denominated in either British pounds sterling or Norwegian Kroner, and none of the Company's revenues are generated in U.S. dollars. For consolidation purposes, the assets and liabilities of 24STORE are converted to U.S. dollars using year-end exchange rates and results of operations are converted using a monthly average rate during the year. Fluctuations in the currency rates between the United Kingdom, Norway and the United States may give rise to material variances in reported earnings of the Company.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2001                         24HOLDINGS INC.

                                            By: /s/ Martin Clarke
                                               --------------------------------
                                               Martin Clarke
                                               President and Chief Executive
                                               Officer

                                            By: /s/ Michael Neame
                                               --------------------------------
                                               Michael Neame
                                               Chief Financial Officer and
                                               Principal Accounting Officer