Form 10-Q
period 2001-06-30
24HOLDINGS INC
filed 2001-08-14
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  Common  Stock   outstanding  at  August  13,  2001:
85,486,716.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.
                           CONSOLIDATED BALANCE SHEET)

                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
                                                 (Unaudited)
                         ASSETS

Current assets:

Cash and cash equivalents                      $      511,194     $   2,261,181
Accounts receivable                                 3,466,558         3,464,412
Inventory                                             465,658           652,362
Prepaids and other current assets                      30,583            43,111
                                               ---------------    --------------
     Total current assets                           4,473,993         6,421,066

Loan receivable, related party                              -           100,200

Property and equipment, net of accumulated
     depreciation and amortization                  1,274,907         1,414,994

Goodwill, net of accumulated amortization           2,029,667         2,519,996
                                               ---------------    --------------

                                               $    7,778,567     $  10,456,256
                                               ===============    ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses          $    2,764,093     $   4,918,228
Credit facility                                     1,292,981         1,704,704
Accrued expenses and other current liabilities        432,370                 -
Income taxes payable                                                     10,773
Short term loans, related party                       546,390           617,406
Current portion of loan payable                        89,767            54,223
                                               ---------------    --------------

     Total current liabilities                      5,125,601         7,305,334

Loan payable, bank less current portion               288,687           381,396

Deferred taxes                                        334,400           338,000

Shareholders' equity:

Preferred stock; $0.001 par value, 5,000,000
  authorized, no shares issued and outstanding              -                 -
Common stock; $0.001 par value,  100,000,000
  authorized, 85,493,352 shares issued and
  outstanding                                          26,081            26,081
Additional paid in capital                          9,855,851         9,855,851
Other comprehensive loss                             (340,367)         (232,572)
Accumulated deficit                                (7,511,686)       (7,217,834)
                                               ---------------    --------------
     Total shareholders' equity                     2,029,879         2,431,526
                                               ---------------    --------------

                                               $    7,778,567     $  10,456,256
                                               ===============    ==============
See accompanying notes to consolidated financial statements



                                        24HOLDINGS INC.
                                   (FORMERLY KNOWN AS SCOOP, INC.)
                           CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                             Three months      Three months        Six months      Six months
                                ended              ended             ended           ended
                            June 30, 2001     June 30, 2000       June 30, 2001   June 30, 2000
                            -------------     -----------------   -------------   -------------
                             (Unaudited)        (Unaudited)        (Unaudited)     (Unaudited)

Revenue:                    $5,333,934          $5,482,773        $12,941,764     $13,352,081

Cost of Revenue              4,743,266           4,992,089         11,622,875      12,086,185
                            ----------          ----------        -----------     -----------

Gross profit                   590,668             490,684          1,318,889       1,265,896

Operating expenses:
   Distribution costs           96,945             100,851            235,120         251,474
   General and
     administrative expenses   445,460             765,124          1,067,206       1,547,817
   Depreciation                 22,727              27,590             48,726          56,689
   Amortization                184,585             153,212            373,887         330,260
   Gain on sale of
     subsidiary               (230,322)                  -           (230,322)              -
   Total operating expenses    519,395           1,046,777          1,494,618       2,186,240
                            ----------          ----------        -----------     -----------

Net income before
  interest and other income
  and interest expense          71,273            (556,093)          (175,729)       (920,344)

Interest and other income       (4,643)             (2,134)           (10,560)         (5,249)
Interest expense                34,097               4,494             71,822         204,823
                            ----------          ----------        -----------     -----------

Net income before provision
  for income taxes              41,819            (558,453)          (236,991)     (1,119,918)

Provision for income taxes      (1,800)            (19,450)            (3,600)        (19,450)
                            ----------          ----------        -----------     -----------

Net income (loss)           $   43,619          $ (539,003)       $  (233,391)    $(1,100,468)
                            ==========          ==========        ===========     ===========

Net loss per share -
   basic and diluted        $     0.00          $    (0.01)       $     (0.00)    $     (0.01)
                            ==========          ==========        ===========     ===========

Weighted average number
   of shares outstanding -
   basic and diluted        85,493,352          85,486,716         85,493,352      76,859,981
                            ==========          ==========        ===========     ============


See accompanying notes to consolidated financial statements

                                                  24HOLDINGS INC.
                                          (FORMERLY KNOWN AS SCOOP, INC.)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       Six months          Six months
                                                          ended               ended
                                                      June 30, 2001      June 30, 2000
                                                      -------------      -------------
                                                        (Unaudited)       (Unaudited)


Cash flows provided by (used for)
  operating activities:
 Net income (loss)                                      $(233,391)        $(1,100,468)


Adjustments to reconcile net income (loss) to
 net cash provided by (used for) operating
 activities:
Depreciation                                               48,662              56,689
Amortization                                              373,364             330,260
Gain on sale of subsidiary                               (230,322)                  -
Foreign currency translation                              (74,580)             45,304
Other - net                                                     -             (33,699)


Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                      (528,228)             37,998
Loans receivable, related party                            35,922                   -
Prepaid expenses                                           95,513                   -
Inventory                                                  14,584            (724,199)


Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                  (753,544)           (677,277)
  Income taxes payable                                    (11,788)            (41,911)
  Deferred taxes                                           (3,600)                  -
                                                       ----------          ----------

   Total adjustments                                   (1,034,017)         (1,006,836)
                                                       ----------          ----------
    Net cash used for  operating activities            (1,267,408)         (2,107,304)


Cash flows provided by (used for) investing
  activities:
Acquisition of property and equipment                      14,780             (29,981)
Due to/from related parties                               (20,013)             60,120
Group distribution, common ownership                            -                   -

     Net cash provided by (used for) investing         ----------          -----------
      activities                                           (5,232)             30,140
                                                       ----------          -----------


Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock                          -           1,870,426
Proceeds from sale of subsidiary, net of cash sold       (105,879)
Credit facility                                          (337,351)
Payment on long-term debt, related parties                     -           (1,351,255)
Payment on long-term debt, bank                           (34,116)            (33,883)
                                                       ----------         -----------

    Net cash provided by (used for) financing
      activities                                         (477,346)            485,288
                                                       ----------         -----------


Net increase (decrease) in cash                        (1,749,987)         (1,591,876)
Cash, beginning of period                               2,261,181           1,860,445
                                                       ----------          ----------
Cash, end of period                                    $  511,194          $  268,569
                                                       ==========          ==========


Supplemental disclosure of cash flow information:

  Interest paid                                         $  53,965           $  73,687
                                                        =========           =========
  Income taxes paid                                     $       -           $   1,149
                                                        =========           =========


Supplemental disclosure of non-cash investing and
  financing activities:
  Shares issued in satisfaction of debt                                     8,008,441
                                                                            =========


See accompanying notes to consolidated financial statements

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2001


(1)  Description of Business:

     Interim Financial Statements:

     The accompanying  financial statements include all adjustments  (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of 24Holdings Inc. and subsidiaries on Form 10-K for the year ended December 31, 2000.

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

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2001



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


(3)  Sale of Subsidiary:

     Due to the continued losses of the Company's Norwegian subsidiary, 24STORE AS, the Company made a determination during March 2001 to divest itself of the Norwegian subsidiary. On April 1, 2001, the Company, disposed of all of the issued shares of 24STORE AS, for 1.00 Pound Sterling, or approximately $1.45. Following this transaction the Company has no further rights, liabilities or obligations with regard to 24STORE AS. The transaction does not qualify for accounting treatment as a discontinued operation as the subsidiary is in the same line of business as the Company. No loss will be recognized on this disposition; all goodwill associated with the subsidiary's acquisition was previously written off in recognition of an impairment loss on the investment. Furthermore, as a result of the subsidiary having negative net assets, the Company recorded a gain on disposition in the second quarter of 2001.

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

RESULTS OF OPERATIONS

For the Six Months ended June 30, 2001:

NET SALES. Net sales for the six months ended June 30, 2001 were $12,941,764 compared to $13,352,081 for the six months ended June 30, 2000 representing a decrease of 3.1%. The results for 2000 include 6 months of sales from the Norwegian operation; the results for 2001 only include three months of sales in Norway as the operation was sold on April 1, 2001. In local currency net sales for the six months ended June 30, 2001 for the UK operations increased by 6%.

GROSS PROFIT. Gross profits for the six months ended June 30, 2001 were $1,318,889 compared to $1,265,896 for the six months ended June 30, 2000 representing an increase of 4.0%. Gross profits as a percentage of sales were 10.2% for the six months ended June 30, 2001 compared to 9.5% for the six months ended June 30, 2000. The improvement in gross profit between periods is the result of a change in sales mix in the UK from distribution customers to end user customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2001 were $1,302,326 compared to $1,799,291 for the six months ended June 30, 2000. The decrease in the operational companies is primarily attributable to the weakness of local currencies against the US Dollar and the sale of the Norwegian operations on April 1, 2001. In local currencies the SG&A expenses showed a 3% increase. In the parent company the reduction in SG&A expenses is due to reduced professional and legal costs compared with the costs incurred during the previous period in order to bring the Company into compliance with SEC reporting requirements.

GOODWILL AMORTIZATION. Goodwill amortization, reflecting the excess of purchase price of the May 1999 acquisition over the fair value of the assets acquired, for the six months ended June 30, 2001 was $373,887 compared to $330,260 for the six months ended June 30, 2000. The difference is due to foreign currency exchange rate fluctuations between periods.

PROFIT ON SALE OF THE NORWEGIAN COMPANY. The Norwegian company was sold on April 1, 2001 for a nominal amount. However because the Norwegian company had negative net assets and the original investment by the Company had been fully written off, the sale resulted in a profit on disposal in the consolidated accounts of the Company.

INTEREST EXPENSE. Interest expense, net of interest income for the six months ended June 30, 2001 was $61,262 compared to $199,574 for the six months ended June 30, 2000 representing a decrease of 69.3%. The decrease in interest expenses is primarily attributable to the Company now having lower interest bearing debts to related parties following the restructuring of debt that occurred on March 24, 2000. See discussion in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the company's annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. In the six months ended June 30, 2001 there was an income tax credit of $3,600 compared to an income tax credit in the six months ended June 30, 2000 of $19,450. This credit in June 2001 is a reduction in the deferred tax accrual, the credit in June 2000 is the result in an over accrual of taxes in the UK operating company from the previous year.

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2001:

NET SALES. Net sales for the three months ended June 30, 2001 were $5,333,934 compared to $5,482,773 for the three months ended June 30, 2000, representing a decrease of 3.0%. The results for 2000 include 3 months of sales from the Norwegian operation, which was sold April 1, 2001. In local currency, Net sales for the three months ended June 30, 2001 for the UK operations increased by 5.2%.

GROSS PROFIT. Gross profits for the three months ended June 30, 2001 were $590,668 compared to $490,684 for the three months ended June 31, 2000, representing an increase of 16.6%. Gross profits as a percentage of sales were 11.1% for the three months ended June 30, 2001 compared to 8.9% for the three months ended June 30, 2000. The improvement in gross profit between periods is the result of a change in sales mix in the UK from distribution customers to end user customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for the three months ended June 30, 2001 were $542,405 compared to $865,975 for the three months ended June 30, 2000. The decrease in the operational companies is primarily attributable to a reduction of local currencies against the US Dollar and the sale of the Norwegian operation. In local currencies SG&A expenses show a 9% increase, mainly the result of an increase in the sales force. In the parent company the reduction in SG&A expenses is due to reduced professional and legal costs compared with the costs incurred during the previous period in order to bring the Company into compliance with SEC reporting requirements.

GOODWILL AMORTIZATION. Goodwill amortization, reflecting the excess of purchase price of the May 1999 acquisition over fair value of assets acquired, for the three months ended June 30, 2001 was $184,585 compared to $153,212 for the three months ended June 30, 2000. The difference is due to foreign currency exchange rate fluctuations between periods.

PROFIT ON SALE OF THE NORWEGIAN COMPANY. The Norwegian company was sold on April 1, 2001 for a nominal amount. However because the Norwegian company had negative net assets and the original investment by the Company had been fully written off, the sale resulted in a profit on disposal in the consolidated accounts of the Company.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended June 30, 2001 was $29,454 compared to $2,360 for the three months ended June 30, 2000. The increase in interest expenses is the result of accrued interest on loans from related companies agreed to in December 2000. See discussion in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the company's annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. In the three months ended June 30, 2001 there was an income tax credit of $1,800 compared to an income tax in the three months ended June 30, 2000 of $19,450. This credit in June 2001 is a reduction in the deferred tax accrual, the credit in June 2000 is the result in an over accrual in the UK operating company from the previous year.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2001 were $511,194 compared to $2,261,181 as of December 31, 2000. This decrease is primarily due to the position of cash advances on the revolving line of credit at year end and at June 30, 2001, also the timing of payments to creditors at year end and at June 30, 2001. In addition the reported cash position was further reduced by weakening foreign exchange rates in translation into US Dollars.

Cash used by operating activities for the six months ended June 30, 2001 was $1,267,408 compared to net cash used by operating activities of $2,107,304 in the six months ended June 30, 2000. The cash used for both years, reflects the timing of payments to creditors at period end 2001 and year-end 2000. The improvement on the first six months of 2001 against the first six months of 2000 is a result of the improvement in profitability in the UK operating company and reduced professional costs of the parent company. These improvements were offset by changes in current assets.

At June 30, 2001 the Company had a working capital deficit of $651,607 compared to a working capital deficit of $884,270 as of December 31, 2000.

Cash used by investing activities was $5,232 in the six months ended June 30, 2001 compared to cash provided of $30,140 in June 30, 2000.

Cash used for financing activities was $477,346 in the six months ended June 30, 2001, representing payments on bank loans and on the Company's credit facility which was not being utilized at June 30, 2000. Cash provided by financing activities in the six months ended June 30, 2000 was $485,288, representing the net effect of capital raised through the sale of stock and the retirement of long term debt to related parties.

In its UK operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables, (2) a ten year mortgage expiring in 2008, secured by the underlying property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company believes that the market risk arising from holdings of its financial instruments is not material. However, all of the Company's operations are conducted through its subsidiary 24STORE and denominated in British pounds sterling or, prior to the sale of its Norwegian subsidiary, Norwegian Kroner, and none of the Company's revenues are generated in US Dollars. For consolidation purposes, the assets and liabilities of 24STORE are converted to US Dollars using year-end exchange rates and results of operations are converted using a monthly average rate during the year. Fluctuations in the currency rates between the United Kingdom, Norway and the United States may give rise to material variances in reported earnings of the Company.

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

Date:  August 14, 2001             24HOLDINGS INC.

                                   By: /s/ Martin Clarke
                                       ----------------------------------------
                                       Martin Clarke
                                       President and Chief Executive Officer

                                   By: /s/ Roger Woodward
                                       ----------------------------------------
                                       Roger Woodward
                                       Chief Financial Officer and
                                       Principal Accounting Officer