Form 10-Q
period 2001-09-30
24HOLDINGS INC
filed 2001-11-14
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of Common  Stock  outstanding  at  November  13,  2001:
85,486,716.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                         24HOLDINGS INC.
                                                 (FORMERLY KNOWN AS SCOOP, INC.)
                                                    CONSOLIDATED BALANCE SHEET


                                                                September 30, 2001    December 31, 2000
                                                                    (Unaudited)

                                                ASSETS
Current assets:
Cash and cash equivalents                                       $     1,259,944       $      2,261,181
Accounts receivable                                                   2,538,781              3,464,412
Inventory                                                               230,720                652,362
Prepaids and other current assets                                        28,919                 43,111
                                                                ----------------      ----------------
   Total current assets                                               4,058,364              6,421,066

Loan receivable, related party                                           13,702                100,200

Property and equipment, net of
  accumulated depreciation and amortization                           1,306,509              1,414,994

Goodwill, net of accumulated amortization                             1,912,534              2,519,996
                                                              ------------------      ----------------
                                                              $       7,291,109       $     10,456,256
                                                              ==================      ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                        $       2,964,230       $      4,918,228
 Credit facility                                                        851,087              1,704,704
 Accrued expenses and other current liabilities                         351,792                   -
 Income taxes payable                                                                           10,773
 Short term loans, related party                                        551,491                617,406
 Current portion of loan payable                                         93,534                 54,223
                                                               -----------------      ----------------
     Total current liabilities                                        4,812,134              7,305,334

Loan payable, bank less current portion                                 282,849                381,396

Deferred taxes                                                          332,600                338,000

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
  no shares issued and outstanding                                         -                      -
Common stock; $0.001 par value,  100,000,000 authorized,
  85,486,716 shares issued and outstanding                               26,081                26,081
Additional paid in capital                                            9,855,851             9,855,851
Other comprehensive loss                                               (284,761)             (232,572)
Accumulated deficit                                                  (7,733,645)           (7,217,834)
                                                               -----------------      ---------------
     Total shareholders' equity                                       1,863,526             2,431,526
                                                               -----------------      ---------------
                                                               $      7,291,109       $    10,456,256
                                                               =================      ===============


See accompanying notes to consolidated financial statements

                                                       24HOLDINGS INC.
                                               (FORMERLY KNOWN AS SCOOP, INC.)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Three months ended     Three months ended      Nine months ended      Nine months ended
                                           September 30, 2001     September 30, 2000      September 30, 2001     September 30, 2000
                                               (Unaudited)            (Unaudited)             (Unaudited)           (Unaudited)

Revenue:                                    $    4,808,746         $     6,123,828         $   17,750,510          $   19,475,909

Cost of Revenue                                  4,264,650               5,388,810             15,887,525              17,474,995
                                            --------------         ---------------         --------------          --------------
Gross profit                                       544,096                 735,018              1,862,985               2,000,914

Operating expenses:

  Distribution costs                               196,458                 111,505                431,578                362,979
  General and adminstrative expenses               391,972                 683,081              1,459,178              2,230,898
  Depreciation                                      25,898                  24,811                 74,624                 81,500
  Amortization                                     187,041                 147,134                560,928                477,394
  Gain on sale of subsidiary                             -                       -               (230,322)                    -
                                            --------------         ---------------          -------------          --------------
   Total operating expenses                        801,369                 966,531              2,295,986              3,152,771

Net income before interest and other
  income and interest expense                     (257,273)              (231,513)               (433,001)            (1,151,857)

Interest and other income                           (1,988)                (3,905)                (12,548)                (9,154)
Interest expense                                    24,611                 30,673                  96,433                235,496

Net loss before provision for income
  taxes                                           (279,896)              (258,281)               (516,886)            (1,378,199)

Provision for income taxes                          (1,800)                   701                  (5,400)               (18,749)

Net income (loss)                           $     (278,096)        $     (258,982)         $     (511,486)        $   (1,359,450)
                                            ==============         ==============          ==============         ==============
Net loss per share -
  basic and diluted                         $        (0.00)        $        (0.00)         $        (0.01)        $        (0.02)
                                            ==============         ==============          ==============         ==============
Weighted average number of shares
  outstanding - basic and diluted               85,493,352             85,486,716              85,493,352             79,735,559
                                            ==============         ==============          ==============         ==============

See accompanying notes to consolidated financial statements


                                                       24HOLDINGS INC.
                                               (FORMERLY KNOWN AS SCOOP, INC.)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     Nine months ended                Nine months ended
                                                                    September 30, 2001               September 30, 2000
                                                                        (Unaudited)                      (Unaudited)

Cash flows provided by (used for) operating activities:
 Net income (loss)                                                  $      (511,486)                  $      (1,359,450)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                                 74,624                              82,936
Amortization                                                                560,928                             477,394
Gain on sale of subsidiary                                                 (230,322)                                -
Foreign currency translation                                                 79,257                             (98,676)
Other - net                                                                    -                                (42,887)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                         556,133                            (528,364)
Loans receivable, related party                                              40,592                                 -
Prepaid expenses                                                              9,021                                 -
Inventory                                                                   355,153                            (162,857)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts payable and accrued expenses                                      (906,852)                           (613,445)
Income taxes payable                                                        (10,322)                            (65,934)
Deferred taxes                                                               (5,400)                                -
                                                                    ---------------                   -----------------
   Total adjustments                                                        522,812                            (951,833)
                                                                    ---------------                   -----------------
   Net cash used for  operating activities                                   11,326                          (2,311,283)

Cash flows provided by (used for) investing activities:
 Acquisition of property and equipment                                       10,507                              (6,985)
 Due to/from related parties                                                (20,013)                             58,173
 Group distribution, common ownership                                          -                                    -
                                                                    ---------------                   -----------------
    Net cash provided by (used for) investing activities                     (9,506)                             51,188

Cash flows provided by (used for) financing activities:
 Proceeds from issuance of common stock                                        -                              1,860,445
 Proceeds from sale of subsidiary, net of cash sold                        (105,879)
 Credit facility                                                           (844,277)
 Payment on long-term debt, related parties                                    -                             (1,351,255)
 Payment on long-term debt, bank                                            (52,903)                            (45,077)
                                                                    ---------------                   -----------------
    Net cash provided by (used for) financing activities                 (1,003,059)                            464,113
                                                                    ---------------                   -----------------

Net increase (decrease) in cash                                          (1,001,238)                         (1,795,981)
Cash, beginning of period                                                 2,261,181                           1,860,445
                                                                    ---------------                   -----------------
Cash, end of period                                                 $     1,259,943                   $          64,464
                                                                    ===============                   =================

Supplemental disclosure of cash flow information:
 Interest paid                                                      $        81,505                   $         102,537
                                                                    ---------------                   -----------------
 Income taxes paid                                                  $          -                      $          30,015
                                                                    ===============                   =================

Supplemental disclosure of non-cash investing and financing
  activities:
 Shares issued in satisfaction of debt                                                                         8,008,441
                                                                                                      ==================

See accompanying notes to consolidated financial statements


                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001




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

                      NINE MONTHS ENDED SEPTEMBER 30, 2001


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


(3)  Sale of Subsidiary:

     Due to the continued losses of the Company's Norwegian subsidiary, 24STORE AS, the Company made a determination during March 2001 to divest itself of the Norwegian subsidiary. On April 1, 2001, the Company disposed of all of the issued shares of 24STORE AS for 1.00 Pound Sterling, or approximately $1.45. Following this transaction the Company has no further rights, liabilities or obligations with regard to 24STORE AS. The transaction does not qualify for accounting treatment as a discontinued operation as the subsidiary is in the same line of business as the Company. No loss was recognized on this disposition; all goodwill associated with the subsidiary's acquisition was previously written off in recognition of an impairment loss on the investment. Furthermore, as a result of the subsidiary having negative net assets, the Company has recorded a gain on disposition in the second quarter of 2001.

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

RESULTS OF OPERATIONS

For the Nine Months ended September 30, 2001:

NET SALES. Net sales for the nine months ended September 30, 2001 were $17,750,510 compared to $19,475,909 for the nine months ended September 30, 2000, representing a decrease of 8.9%. The results for 2000 include nine months of sales from the Norwegian operation; the results for 2001 only include three months of sales in Norway as the operation was sold on April 1, 2001. In local currency, net sales for the nine months ended September 30, 2001 for the UK operations decreased by 1.7%.

GROSS PROFIT. Gross profits for the nine months ended September 30, 2001 were $1,862,985 compared to $2,000,914 for the nine months ended September 30, 2000 representing a decrease of 6.8%. In the UK gross profit was up by 2% in local currency. The Group decline in gross profit was because the nine months ended September 2001 only included gross profit from the Norwegian operations through March 2001, or three months, while the corresponding period of the previous year included the entire nine months of Norwegian operations. Gross profits as a percentage of sales were 10.5% for the nine months ended September 30, 2001 compared to 10.3% for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2001 were $1,735,059 compared to $2,675,377 for the nine months ended September 30, 2000. The decrease in the operational companies is primarily attributable to a reduction of local currencies against the US dollar and the sale of the Norwegian operations on April 1, 2001. In UK local currency the UK costs show a 2% increase. In the Company the reduction is due to reduced professional and legal costs associated with SEC compliance, as the Company has cured its reporting delinquency from the previous period.

GOODWILL AMORTIZATION. Goodwill amortization, reflecting the excess of purchase price of the May 1999 acquisition over fair value of assets acquired, for the nine months ended September 30, 2001, was $560,928 compared to $477,394 for the nine months ended September 30, 2000. The increase is the result of a deferred tax adjustment made at financial year end December 31, 2000.

PROFIT ON SALE OF THE NORWEGIAN COMPANY. The Norwegian company was sold on April 1, 2001 for a nominal amount. However, because the Norwegian company had net negative equity and the original investment by 24Holdings had been fully written off, the transaction resulted in a profit on disposal in the consolidated accounts.

INTEREST EXPENSE. Interest expense net of interest income for the nine months ended September 30, 2001 was $83,885 compared to $226,342 for the nine months ended September 30, 2000, representing a decrease of 63%. The decrease in interest expenses is primarily attributable to the Company now having lower interest bearing debts to related parties following the restructuring of debt that occurred on March 24, 2000. See discussion in "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of the company's annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

INCOME TAXES. In the nine months ended September 30, 2001 there was an income tax credit of $5,400 compared to an income tax credit in the nine months ended September 30, 2000 of $18,749. The credit at September 30, 2001 is a reduction in the deferred tax accrual, while the credit at September 30, 2000 is the result in an over accrual of taxes in the UK operating company from the previous year.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2001:

NET SALES. Net sales for the three months ended September 30, 2001 were $4,808,746 compared to $6,123,828 for the three months ended September 30, 2000, representing a decrease of 21%. The results for 2000 include 3 months of sales from the Norwegian operation as the Norwegian operation was sold on April 1, 2001. In local currency net sales for the three months ended September 30, 2001 for the UK operations decreased by 16%.

GROSS PROFIT. Gross profits for the three months ended September 30, 2001 were $544,096 compared to $735,018 for the three months ended September 30, 2000, representing a decrease of 26%. The decline in the UK operations gross profit in local currency was 17% as compared to the third quarter 2000. Gross profit as a percentage of sales was 11.3% for the three months ended September 30, 2001 compared to 12.0% for the three months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were $614,329 compared to $819,397 for the three months ended September 30, 2000. The decrease in the operational companies is primarily due to the sale of the Norwegian operation on April 1, 2001. In UK local currencies the UK costs show a 5% decrease. In the Company the reduction is due to reduced professional and legal costs associated with SEC compliance, as the Company has cured its reporting delinquency from the previous period.

GOODWILL AMORTIZATION. Goodwill amortization, reflecting the excess of purchase price of the May 1999 acquisition over fair value of assets acquired, for the three months ended September 30, 2001 was $187,041 compared to $147,134 for the three months ended September 30, 2000. The increase is the result of a deferred tax adjustment made at financial year end December 31, 2000.

INTEREST EXPENSE. Interest expense net of interest income for the three months ended September 30, 2001 was $22,623 compared to $26,768 for the three months ended September 30, 2000.

INCOME TAXES. In the three months ended September 30, 2001 there was an income tax credit of $1,800 compared to an income tax charge in the three months ended September 30, 2000 of $701. This credit for the three months ended September 30, 2001 is due to a reduction in the deferred tax accrual.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2001 were $1,259,944 compared to $2,261,181 as of December 31, 2000. This decrease is primarily due to the position of cash advances on the revolving line of credit at year end and at September 30, 2001, also the timing of payments to creditors at year end and at September 30, 2001.

Cash provided by operating activities for the nine months ended September 30, 2001 was $216,956 compared to net cash used by operating activities of $2,311,283 in the nine months ended September 30, 2000. The cash used for both periods, reflects the timing of payments to creditors at the nine months ended September 30, 2001 and 2000. The improvement on the first nine months of 2001 against the first nine months of 2000 is the result of reduced professional costs and interest costs of the parent company. In addition, cash was provided from reduced inventories and accounts receivable in the UK operating companies.

As at September 30, 2001 the Company had a working capital deficit of $753,770 compared to a working capital deficit of $884,268 as of December 31, 2000.

Cash used for investing activities was $9,505 in the nine months ended September 30, 2001 compared to cash provided of $51,188 in September 30, 2000. The change is due primarily to the change in position of the amounts due to/from related parties.

Cash used for financing activities was $1,003,059 in the nine months ended September 30, 2001, compared to cash provided of $464,113 in the nine months ended September 30. 2000. The change was primarily in the reduction in the use of the Credit Facility in the current year. In the nine months ended September 30, 2000 the cash provided represented the net effect of capital raised through the sale of stock, and the retirement of long term debt to related parties.

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

Date:  November 14, 2001            24HOLDINGS INC.

                                    By: /s/ Larsake Sandin
                                        ----------------------------------------
                                        Larsake Sandin
                                        President and Chief Executive Officer

                                    By: /s/ Roger Woodward
                                        ----------------------------------------
                                        Roger Woodward
                                        Chief Financial Officer
                                        (Principal Accounting Officer)