Form 10-K
period 2001-12-31
24HOLDINGS INC
filed 2002-04-16
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001

                                       or

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

     [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 11, 2002: $329,756. The amount shown is based on the closing price of the registrant's Common Stock on the OTC Bulletin Board on that date. Shares of Common Stock known by the registrant to be beneficially owned by 10% shareholders, officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

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

     Number of shares of Common Stock outstanding at April 11, 2002: 85,486,716.

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

The Company's History

The Company commenced business operations in May 1996. The Company's original business operations focused on the sale of media products and business information services. Following an initial public offering, the Common Stock of the Company began trading on the NASDAQ Small Cap Stock Exchange on April 9, 1997 under the symbol "SCPI." During 1997 and 1998 the business failed to be profitable and in the second quarter of 1998, the Company was informed that it no longer met the minimum requirements for listing on the NASDAQ Small Cap Stock Exchange and was subsequently de-listed from the exchange on June 24, 1998.

Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court, in December 1999, InfiniCom AB, a company registered in Sweden, acquired a total of 60,783,219 shares of Common Stock of the Company (representing approximately 91% of the outstanding shares of Common Stock of the Company) in exchange for 100% of the Common Stock of 24STORE. On April 2, 2001, the Company amended its Certificate of Incorporation to change the Company's name from Scoop, Inc. to 24Holdings Inc. All of the Company's operations prior to its bankruptcy proceedings were discontinued.

The Business Today

24STORE's current business operations are held in the following two wholly-owned subsidiaries of 24STORE:

o LapLand (UK) Limited, a company registered in England in 1991, supplies primarily business customers with computer and electronics products. Operating from the Company's executive offices based approximately forty miles west of London, the company sells a wide range of mobile computing and related products, sourced from major computer manufacturers. The business is generated from an active telesales team, working on inquiries from the existing customer base, regular advertising in national computer magazines, and from the company's web site, www.lapland.co.uk.

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

Sales and Marketing Strategy

The Company's traditional sales methods consisted of mail-order catalogues and telephone sales of computer and electronic equipment to business customers. In recent years, these traditional sales methods have been complemented by steadily increasing web-based sales. The Company believes that its future is based on a combination of these three sales methods.

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

Using these domain names, the Company's strategy is to:

o Expand its retail and product supply operations by organic and acquisitive growth into new product categories and new geographies. The Company currently supplies primarily computing and electronic products but believes that organic growth can be achieved by utilizing existing supplier relationships to move into new product categories. The Company will look to capitalize upon these trading relationships to move into more diverse product categories and new geographies.

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

Employees

As of March 31, 2002 the Company employed a total of 25 persons, including 15 in sales and marketing, three in operations and seven in general and administrative functions. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

The Company's principal executive offices are located in Basingstoke, United Kingdom, approximately forty miles west of London. The Company, through a wholly owned subsidiary named Cyberia (UK) Limited, owns the freehold of its office and warehouse space in the United Kingdom for use in the ordinary course of its business. The property, which is approximately 7,800 square feet, was constructed in 1959, and substantially refurbished in 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

     The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol "TFHD." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as quoted on the OTC Bulletin Board and the National Quotation Bureau's Pink Sheets, as indicated below:

                                                      Bid
           Quarter Ended                        High        Low

           March 31, 2002                     $0.0800      $0.0410

           December 31, 2001                  $0.1900      $0.0240
           September 30, 2001                 $0.1900      $0.0800
           June 30, 2001                      $0.5500      $0.1000
           March 31, 2001                     $0.8750      $0.0625

           December 31, 2000                  $1.5000      $0.0630
           September 30, 2000                 $1.3750      $0.5000
           June 30, 2000                      $2.6500      $0.6260
           March 31, 2000                     $3.6800      $0.8750

     On April 11, 2002 the last reported sales price for the Company's Common Stock on the OTC Bulletin Board was $0.04 per share.

     As of April 11, 2002, there were 196 shareholders of record.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2001 and is derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              Year Ended December 31,
                                         2001               2000           1999           1998              1997
                                      ------------------------------------------------------------------------------

Revenue                                $ 22,036,485     $ 28,058,566    $ 22,070,173     $ 5,453,410     $ 4,102,762

Operating Income/(Loss)                $(1,726,533)     $ (1,621,200)   $ (4,921,367)    $   130,993     $   162,882

Net Income/Loss                        $(1,822,971)     $ (1,823,162)   $ (5,626,018)    $   112,774     $   107,791


Loss per share, basic and diluted      $     (0.02)     $      (0.02)   $      (0.09)    $         -     $         -

Weighted average number of shares       85,486,717        81,241,503      64,703,528      60,783,219      60,783,219
outstanding

Working capital (deficit)              $  (305,596)     $   (884,270)   $ (8,146,694)    $    65,794     $   110,708

Total Assets                           $ 5,327,740      $ 10,456,258    $ 11,942,175     $ 1,012,940     $   748,961

Long-Term Debt                         $   780,632      $    381,396    $  2,261,520     $         -     $         -

Total Shareholders equity (deficit)    $   509,392      $  2,431,526    $  (5,579,076)   $   138,739     $   117,495


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

24Holdings Inc. ("24Holdings" or the "Company") was incorporated in 1996 in the state of Delaware under the name Scoop, Inc. and began operations as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In September 1999, the Company filed a Plan of Reorganization ("Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999. Pursuant to the Plan, the Company was acquired in a reverse merger with 24STORE (Europe) Limited, formerly known as 24STORE.com Limited ("24STORE"), pursuant to which 24STORE's parent company acquired 91% of the outstanding shares of the Company, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE. Since the shareholders of 24STORE became the controlling shareholders of the Company after the exchange, 24STORE is treated as the acquiree for accounting purposes. No value was assigned to the assets and liabilities of the acquired company, as it had emerged from a bankruptcy plan of reorganization. The financial position and results of operations of the acquiree are included in the consolidated statements of the Company.

24STORE was incorporated on July 28, 1998 in England and Wales, and was a wholly owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden, whose principal activity is that of a holding company. On April 9, 1999, 24STORE entered into a Share Purchase Agreement, whereby it acquired from its parent company several companies registered in Sweden and Norway. All of the Swedish entities either entered bankruptcy or ceased operations soon after the transfer. The Norwegian entity, as the only ongoing concern, was treated as the predecessor company, and accordingly, its financial position and results of operations have been presented for the periods preceding the reverse merger. On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, which companies were related through common ownership. On April 1, 2001, 24STORE sold all of the outstanding stock of the Norwegian entity (see discussion in "Sale of Norwegian Subsidiary").

Sale of Norwegian Subsidiary

In order to dispose of operations that had become unprofitable, 24STORE and Compo Consult AS, a Norwegian company, entered into an Agreement on the Transfer of Shares dated March 29, 2001 pursuant to which 24STORE sold and Compo Consult purchased all of the outstanding stock of 24STORE's Norwegian subsidiary, 24STORE AS, for a total consideration of 1.00 Pound Sterling, or approximately $1.45. The transaction was consummated on April 1, 2001.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of total net sales for the fiscal years ended December 31, 2001, 2000 and 1999. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                            2001          2000          1999

Net sales                                  100.0%         100.0%       100.0%
Cost of sales                               89.2%          89.4%        87.6%
  Gross profit                              10.8%          10.6%        12.4%
Operating expenses:
  Selling general and administrative        11.5%          13.7%        21.9%
  Goodwill amortization                      3.0%           2.7%         3.8%
  Impairment loss on investments             5.1%                        9.0%
  Gain on sales of subsidiary               (1.0)%
    Total operating expenses                18.6%          16.4%        34.7%
                                           ------         ------       ------
Net Income (Loss) from operations          (7.8)%          (5.8)%      (22.3)%
Net Interest expense                       (0.6)%           1.0%         2.7%
Loss before provision for income taxes     (8.3)%          (6.7)%      (25.0)%
Provision for income taxes                  0.0%           (0.2)%        0.5%
Net Income (Loss)                          (8.3)%          (6.5)%      (25.5)%


       COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Net Sales--Net sales for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                          2001       2000             1999

Net sales                           $22,036,485   $28,058,566     $22,070,173
% increase from                         (21.5%)         27.1%          304.7%
  the previous year

Net sales for the years ended December 31, 2001, 2000 and 1999 were all derived from operations in Europe. The decrease in net sales for the year ended December 31, 2001 is primarily attributable to the disposal of the Norwegian subsidiary (see "Sale of Norwegian Subsidiary" above). For the UK Group, net sales decreased by 7.2% in local currency as compared to 2000 mainly due to market conditions in the forth quarter. The increase in net sales for the year ended December 31, 2000 is the result of a full year's results from the UK Group and organic growth. The increase in net sales for the year ended December 31, 1999 is a result of the acquisition of the UK Group and the inclusion of their operations in the consolidated financial statements.

Gross Profit--Gross profit for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                      2001           2000           1999

Gross profit                      $2,370,225      $2,981,942     $2,750,669
% increase from                      (20.5%)            8.4%         159.1%
  the previous year
Gross margin                          10.8%            10.6%          12.4%


Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers. Gross profit for year ended December 31, 2001 have decreased due to a lower level of sales against the previous year. Gross profit for the years ended December 31, 2000 and 1999 have increased over the previous year due to a higher level of sales. Gross margin percent increased in year ended December 31, 2001 because of improved sales mix. Gross margins have decreased in the year ended December 31, 2000 reflecting the lower gross margins of the UK Group, and the competitive pricing conditions in the market.

Selling,   General   and   Administrative    Expenses--Selling,    general   and
administrative ("SG&A") expenses for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                            2001         2000          1999

Selling, general and administrative      $2,534,957    $3,839,728   $4,826,875
% increase from the previous year            (34.0)%       (20.5)%       418.7%
% of net sales                                 11.5%         13.7%        21.9%

SG&A expenses for the year ended December 31, 2001 decreased by 31.0% to $2,534,957 from $3,839,728 in the year ended December 31, 2000. The decrease in SG&A for the 2001 fiscal year is the result of the elimination of some overhead due to the disposal of the Norwegian subsidiary and reduced professional cost associated with the Company's SEC filings in the United States. SG&A expenses for the year ended December 31, 2000 decreased by 20.5% to $3,839,728 from $4,826,875 in the year ended December 31, 1999. The decrease in SG&A for the 2000 fiscal year reflects an increase in general overhead expenditures, offset by a reduction in research and development expenditure. SG&A expenses for the year ended December 31, 1999 increased 418.7% from the year before to $4,826,875. The increase in SG&A for the 1999 fiscal year was primarily attributable to the inclusion of the SG&A expenses of the UK Group, the legal and accounting fees and costs involved in the reorganization and reverse merger between the Company and 24STORE, and research and development expenditure related to the Company's web sites incurred in the Company's Swedish subsidiaries.

Goodwill Amortization--Goodwill amortization for the year ended December 31, 2001 was $666,277. The decrease over the previous year was the result of a write down of the investment in the UK Group. Goodwill amortization for the year ended December 31, 2000 was $763,414, a reduction of 9% from the previous year, in which amortization was $839,087. This reduction in goodwill amortization reflected a full provision made by the Company against the investment in its Norwegian subsidiary in the year ended December 31, 1999 resulting in a lower charge for goodwill amortization in the year ended December 31, 2000. It is likely that the Company's business will continue to expand through acquisitions, which would cause the amortization of goodwill and other intangibles to increase.

Impairment loss on investment--The $1,125,846 impairment charge in the year ended December 31, 2001 arose from the write down of the UK Group investment.

Gain on disposal of subsidiary--The $230,322 gain in the year ended December 31, 2001 was the result of the sale of the Norwegian subsidiary.

Interest Expenses--Interest expenses, net of interest income for the years ended December 31, 2001, 2000 and 1999, were as follows:

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                           2001         2000          1999

Interest income                          $24,799       $14,364      $17,660
% change from the previous year            42.1%       (18.6)%        65.7%
Interest expenses                       $123,637      $284,350     $617,231
% change from the previous year         (130.0)%       (53.9)%      5087.3%


Interest income represents interest received on cash deposits and interest receivable on inter-company loans. Interest expenses include interest payable on bank overdrafts, mortgages, receivables financing arrangements and other loans. The reduction of interest expense in the year ended December 31, 2001 is primarily attributable to the Company now having lower interest bearing debts to related parties following the restructuring of debt that occurred on March 31, 2000. The reduction in interest expenses in the year ended December 31, 2000 is also primarily attributable to this restructuring of debt (see "Debt Restructuring" above). The increase in interest expenses in the year ended December 31, 1999 is primarily attributable to the acquisition of the UK Group, which has a bank loan and operates with receivables financing arrangements, and interest on loan notes due to related parties as a result of the reorganization and acquisitions. See discussion in "Item 13 - Certain Relationships and Related Transactions."

Income Taxes--Income taxes, for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                         2001          2000          1999
Income taxes                           $(2,400)     $(68,024)     $105,080

Income tax for the year ended December 31, 2001 related to deferred tax accruals. The income tax credit for the year ended December 31, 2000 is an adjustment due to an over-accrual in prior years. Income taxes for the year ended December 31, 1999 represent taxes payable on profits of the operating subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2001 were $1,339,650 compared to $2,261,181 as of December 31, 2000. The reduction in cash is the result of timing of payment of accounts payable, which have declined from the December 31, 2000 balance.

Net cash used by operating activities was $163,843 in 2001 compared to net cash used by operating activities of $688,058 in 2000.

As of December 31, 2001 the Company had a working capital deficit of $305,596 compared to a working capital deficit of $884,270 as of December 31, 2000.

As of December 31, 2001 included in current assets were cash and cash equivalents of $1,339,650 and receivables, net, expected to be collected within one year of $1,975,624.

Cash used by investing activities was $24,906 in 2001, compared to cash provided by investing activities of $6,700 in 2000.

The change in working capital is primarily attributable to the conversion of a short-term note payable to related parties, being converted to a long term note payable. The note, which bears interest at 2.0% per annum, matures on December 31, 2007.

In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables, (2) a ten year mortgage expiring in 2008, secured by real property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

The Company believes its current resources of cash and cash equivalents, accounts receivable and available credit line to be sufficient to meet cash needs for working capital and capital expenditures for at least the next six months. If available cash and cash generated from operations is insufficient to satisfy liquidity requirements, selling additional equity or debt securities may be required. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on acceptable terms, if at all.

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

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 141, "Business Combinations" on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as the Company had no convertible debt instruments outstanding during the two years ended December 31, 2001 there is no impact on the Company's financial position or results of operations. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

RISK FACTORS

Some of the statements in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1 - Business" and elsewhere in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

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

Limited Operating History

The Company has a limited operating history on which to base an evaluation of its business and prospects. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as computer and electronic products and online commerce. Because of the Company's limited operating history, it is difficult to assess whether the Company will succeed at executing on its business strategy, managing growth and addressing the market risks that it faces in a rapidly developing market.

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

Control By Existing Stockholder

InfiniCom AB beneficially owns approximately 83% of the outstanding shares of the Company's Common Stock. As a result, this stockholder will be able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by InfiniCom.

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

Reorganization of Parent Company

On January 28, 2002, the Company's parent company, InfiniCom AB, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company is attempting to restructure its debt and emerge from reconstruction. If the parent company is unable to successfully emerge from reconstruction, it may affect the Company's ability to get additional funding to put management's plans for future expansion into place. If this occurred, one of the resulting scenarios could be the Company's decision not to continue as a public entity in the United States.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.





                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999







                                    CONTENTS

                                                                           Page


Independent Auditors' Report                                                F-1

Financial Statements:
  Consolidated Balance Sheets                                               F-2
  Consolidated Statements of Operations                                     F-3
  Consolidated Statement of Shareholders' Equity                            F-4
  Consolidated Statements of Cash Flows                                   F5-F6
  Notes to Consolidated Financial Statements                              F7-F16

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
24Holdings Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 4, 2002


                                             24HOLDINGS INC.
                                         (FORMERLY SCOOP, INC.)

                                       CONSOLIDATED BALANCE SHEETS


                                 ASSETS                          December 31,        December 31,
                                                                     2001                2000
                                                                 ------------        ------------
Current assets:
  Cash and cash equivalents                                     $      1,339,650   $     2,261,181
  Accounts receivable, less allowance for doubtful
    accounts of $16,687 and $46,179 at
    December 31, 2001 and 2000                                         1,958,937         3,464,412
  Inventories                                                            312,180           652,362
  Prepaid and other current assets                                        29,752            43,111
                                                                ----------------   ---------------

          Total current assets                                         3,640,519         6,421,066

Loan receivable, related party                                            13,519           100,200

Property and equipment, net of accumulated depreciation                1,264,840         1,414,994

Goodwill, net of accumulated amortization                                408,862         2,519,998
                                                                ----------------   ---------------

                                                                $      5,327,740   $    10,456,258
                                                                ================   ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $      2,745,435   $     4,918,230
  Credit facility                                                      1,123,604         1,704,704
  Income taxes payable                                                         -            10,773
  Short-term notes payable, related parties                                    -           617,406
  Current maturities of notes payable, bank                               77,077            54,223
                                                                ----------------   ---------------

          Total current liabilities                                    3,946,116         7,305,336
                                                                ----------------   ---------------

Note payable, bank, less current maturities                              271,196           381,396
                                                                ----------------   ---------------

Deferred tax liability                                                    91,600           338,000
                                                                ----------------   ---------------

Long-term note payable, related party                                    509,436                 -
                                                                ----------------   ---------------

Shareholders' equity:
  Preferred stock $.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.                               -                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 85,486,717, shares issued and outstanding
    at December 31, 2001 and 2000                                         26,081            26,081
  Additional paid-in capital                                           9,855,851         9,855,851
  Other comprehensive loss                                              (331,735)         (232,572)
  Accumulated deficit                                                 (9,040,805)       (7,217,834)
                                                                ----------------   ---------------

     Total shareholders' equity                                          509,392         2,431,526
                                                                ----------------   ---------------

                                                                $      5,327,740   $    10,456,258
                                                                ================   ===============



See accompanying independent auditors' report and notes to consolidated financial statements.

                                                           24HOLDINGS INC.
                                                       (FORMERLY SCOOP, INC.)

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year ended         Year ended        Year ended
                                                           December 31, 2001  December 31, 2000 December 31, 1999
                                                           -----------------  ----------------- -----------------

Revenue                                                      $ 22,036,485       $28,058,566        $22,070,173


Cost of Revenue                                                19,666,260        25,076,624         19,319,504
                                                             ------------      ------------        -----------

Gross profit                                                    2,370,225         2,981,942          2,750,669
                                                             ------------      ------------        -----------

Operating expenses:
  Selling, general and administrative expenses                  2,534,957         3,839,728          4,826,875
  Goodwill amortization                                           666,277           763,414            839,087
  Impairment loss on investments                                1,125,846                 -          2,006,074
                                                             ------------      ------------        -----------
                                                                4,327,080         4,603,142          7,672,036
                                                             ------------      ------------        -----------

Loss from operations                                           (1,956,855)       (1,621,200)        (4,921,367)
                                                             ------------      ------------        -----------

Other:
  Gain on disposal of subsidiary                                 (230,322)                -                  -
  Interest income                                                 (24,799)          (14,364)           (17,660)
  Interest expense                                                123,637           284,350            617,231
                                                             ------------      ------------        -----------
                                                                 (131,484)          269,986            599,571
                                                             ------------      ------------        -----------

Loss before income taxes                                       (1,825,371)       (1,891,186)        (5,520,938)

Income taxes, principally current                                  (2,400)          (68,024)           105,080
                                                             ------------      ------------        -----------

Net loss                                                     $ (1,822,971)      $(1,823,162)       $(5,626,018)
                                                             ============      ============        ============
Net loss per share -
  basic and diluted                                          $      (0.02)      $     (0.02)       $    (0.09)
                                                             ============      ============        ============
Weighted average number of shares outstanding -
  basic and diluted                                            85,486,717        81,241,503         64,703,528
                                                             ============      ============        ===========

See accompanying independent auditors' report and notes to consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                          Common stock                    Additional
                                                          ------------                      paid-in
                                                   Shares               Amount              capital
                                                   ------               ------              -------

Balance at January 1, 1999                            60,783,219     $     7,390        $         -

Shares issued in connection with
  acquisition of 24STORE.com, LTD.                     6,012,238               -                  -

Foreign currency translation

Net loss for the year ended
  December 31, 1999
                                                  --------------     ---------------    --------------

Balance at December 31, 1999                          66,795,457           7,390                  -

Shares issued in satisfaction of debt                 17,726,127          17,726          7,986,390

Shares issued in sale to parent company                  965,133             965          1,869,461

Foreign currency translation

Net loss for the year ended
  December 31, 2000
                                                  --------------     ---------------    --------------

Balance at December 31, 2000                          85,486,717          26,081          9,855,851

Foreign currency translation

Net loss for the year ended
  December 31, 2001
                                                  --------------     ---------------    --------------

Balance at December 31, 2001                          85,486,717     $      26,081      $   9,855,851
                                                  ==============     ===============    ===============



See accompanying independent auditors' report and notes to consolidated financial statements.


                                                                          Retained
                                                      Other               earnings/              Total
                                                  comprehensive          accumulated         shareholders'
                                                  income/(loss)           (deficit)        equity/ (deficit)
                                                  ------------           ------------      ------------------

Balance at January 1, 1999                        $   (99,997)               231,346        $       138,739

Shares issued in connection with
  acquisition of 24STORE.com, LTD.                                                                        -

Foreign currency translation                          (91,797)                                      (91,797)

Net loss for the year ended
  December 31, 1999                                                        (5,626,018)           (5,626,018)
                                                 ----------------        ---------------      --------------

Balance at December 31, 1999                         (191,794)             (5,394,672)           (5,579,076)

Shares issued in satisfaction of debt                                                             8,004,116

Shares issued in sale to parent company                                                           1,870,426

Foreign currency translation                          (40,778)                                      (40,778)

Net loss for the year ended
  December 31, 2000                                                       (1,823,162)            (1,823,162)
                                                 ----------------        ---------------      --------------

Balance at December 31, 2000                         (232,572)            (7,217,834)             2,431,526

Foreign currency translation                          (99,163)                                      (99,163)

Net loss for the year ended
  December 31, 2001                                                       (1,822,971)            (1,822,971)
                                                 ----------------       ----------------     ------------------

Balance at December 31, 2001                     $   (331,735)            (9,040,804)        $      509,392
                                                 ================       ================     ==================



See accompanying independent auditors' report and notes to consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                Year ended              Year ended                Year ended
                                                             December 31, 2001       December 31, 2000         December 31, 1999
                                                             -----------------       -----------------         -----------------

Cash flows provided by (used for) operating activities:
  Net loss                                                   $     (1,822,971)       $    1,823,162)           $   (5,626,018)
                                                             ------------------      -----------------         -----------------

Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
    Depreciation                                                       93,923               129,091                   127,751
    Amortization of goodwill                                          666,277               763,414                   839,087
    Loss on impairment of assets                                            -                     -                 2,006,074
    Loss on impairment of investments                               1,125,846                     -                         -
    Expense incurred in exchange for note payable                           -                     -                 1,581,000
    Gain on sale of subsidiary                                       (230,322)                    -                         -
    Foreign currency translation                                      (46,786)              510,025                   (67,964)
    Provision for bad debts                                                 -                     -                   155,994

Changes in assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                              1,103,316               846,081                (3,828,292)
   Inventories                                                        266,701               289,736                  (859,431)
   Prepaid and other current assets                                     9,261               (43,111)                        -

Changes in assets and liabilities:
  (Increase) decrease in assets:
   Accounts payable and accrued expenses                           (1,315,662)           (1,299,135)                7,321,258
   Deferred taxes                                                      (2,400)                    -                         -
   Income taxes payable                                               (11,026)              (60,997)                   55,079
                                                             ------------------      -----------------         -----------------

      Total adjustments                                             1,659,128             1,135,104                 7,330,559
                                                             ------------------      -----------------         -----------------

      Net cash provided by (used for) operating activities           (163,843)             (688,058)                1,704,538
                                                             ------------------      -----------------         -----------------

                                 (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                    Year ended              Year ended            Year ended
                                                                 December 31, 2001       December 31, 2000     December 31, 1999
                                                                 -----------------       -----------------     -----------------

Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                                 15,550                  (30,136)                    -
  Due to/from related parties                                          (40,456)                  36,836                 (1,165)
  Group distributions                                                        -                        -                (85,457)
                                                                 ------------------      -----------------     ----------------

     Net cash provided by (used for) investing activities              (24,906)                    6,700               (86,622)
                                                                 ------------------      -----------------     ----------------

Cash flows provided by (used for) financing activities:
  Payments on note payable, bank                                       (76,044)                   (1,694)                   -
  Credit facility                                                     (550,860)                        -                    -
  Sale of subsidiary, net of cash acquired                            (105,879)                        -                    -
  Payments on notes payable, related parties                                 -                (1,354,044)                   -
  Proceeds from short-term loans, related parties                            -                   567,406                    -
  Proceeds from issuance of common stock                                     -                 1,870,426                    -
                                                                 ------------------      ------------------    -----------------

     Net cash provided by (used for) financing activities             (732,783)                1,082,094                    -
                                                                 ------------------      ------------------    -----------------

Net increase (decrease) in cash and cash equivalents                  (921,531)                  400,736             1,617,916
Cash and cash equivalents, beginning of year                         2,261,181                 1,860,445               242,529
                                                                 ------------------      ------------------    -----------------

Cash and cash equivalents, end of year                           $   1,339,650           $     2,261,181       $     1,860,445
                                                                 ==================      ==================    =================

Supplemental disclosure of cash flow information:
  Interest paid                                                  $      91,903           $       215,019       $       178,694
                                                                 ==================      ==================    =================
  Income taxes paid                                              $       6,952           $        34,368       $       187,203
                                                                 ==================      ==================    =================

Supplemental disclosure of non-cash investing and
 financing activities:
  Issuance of common stock in connection of acquisitions         $           -           $             -       $     2,760,070
                                                                 ==================      ==================    =================
  Issuance of notes payable in connection with acquisitions      $           -           $             -       $     9,102,102
                                                                 ==================      ==================    =================
  Issuance of shares in satisfaction of debt                     $           -           $     8,008,441       $             -
                                                                 ==================      ==================    =================


See accompanying independent auditors' report and notes to consolidated financial statements.


                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



(1)  Description of Business:

     General:

          24Holdings Inc. ("24Holdings" or the "Company") was incorporated in the name Scoop, Inc. in 1996, in the state of Delaware, as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. In September 1999, the Company filed a Plan of Reorganization ("Plan") with the Bankruptcy Court. The Plan was confirmed on October 5, 1999. Pursuant to the Plan, Scoop was acquired in a reverse merger with 24STORE.com, Ltd. ("24STORE"), whose parent company acquired 91% of the outstanding shares of Scoop, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE. Since the shareholders of 24STORE became the controlling shareholders of Scoop after the exchange, 24STORE is treated as the acquirer for accounting purposes. No value was assigned to the assets and liabilities of the acquired company, as it was emerging from a formal bankruptcy plan. Proforma operating results as if the acquisition had taken place at the beginning of the period have not been presented as there are no operations of the acquiree.

          24STORE was incorporated July 28, 1998 in England and Wales, and was a wholly owned subsidiary of InfiniCom AB ("InfiniCom"), a publicly listed company on the SBI market in Sweden, whose principal activity is that of a consulting company. On April 9, 1999 24STORE entered into a Share Purchase Agreement, whereby they acquired from their parent company several companies registered in Sweden and Norway. All of the Swedish entities either entered bankruptcy or ceased operations soon after transfer. The Norwegian entity, as the only ongoing concern, has been treated as the predecessor, and accordingly, its financial position and results of operations have been presented for the periods preceding the reverse merger.

          On May 6, 1999, 24STORE acquired three companies registered in the United Kingdom, ("UK Group") related through common ownership.

          Scoop, Inc changed its name to 24Holdings Inc. on April 2, 2001.

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

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




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

     Estimates Used in the Preparation of Consolidated Financial Statements:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition:

          The Company recognizes revenue upon the delivery of its product to customers. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses.

     Cash and Cash Equivalents:

          The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents.

     Property and Equipment:

          Building, computers, software, furniture and equipment are valued at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

                      Description                       Useful life
                     -------------                      -----------
                     Building                              50 years
                     Furniture and equipment                5 years
                     Computers                            3-4 years
                     Software                             3-4 years




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(2)  Summary of Significant Accounting Policies, Continued:

     Goodwill:

          In connection with various acquisitions which were accounted for under the purchase method of accounting, the Company recorded goodwill. The remaining goodwill at December 31, 2001 and 2000 is being amortized using the straight-line method over the estimated useful lives of five years. Accumulated amortization on all goodwill was $2,265,828 and $1,602,501 at December 31, 2001 and 2000, respectively.

          In accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" the Company determined there had been an impairment loss of $1,125,846 for the year ended December 31, 2001. The impairment loss represents the excess of the carrying value over fair value, determined by the present value of estimated expected future cash flows of the UK Group for the remaining useful life of 3 years, discounted at 7%.

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

     Financial Instruments:

          The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

     Advertising Costs:

          Advertising costs are expensed as incurred. For the years ended December 31, 2001, 2000, and 1999, advertising expenses amounted to approximately $136,000, $262,000, and $355,000, respectively.

     Concentration:

          The Company has one major customer accounting for 10.7% of their sales, or approximately $1,580,000. Approximately $195,000 due from this customer is included in accounts receivable at December 31, 2001.



See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(2)  Summary of Significant Accounting Policies, Continued:

     Basic and Diluted Earnings (Loss) Per Share:

          Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the years ended December 31, 2001, 2000 and 1999 because there were no dilutive securities outstanding during those periods.

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     Segment:

          Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 2001, 2000, and 1999 all revenues have been derived from European operations.

     Statement of Cash Flows:

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

     Recent Accounting Pronouncements:

          In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement was effective for any business combination initiated after June 30, 2001 and applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact on the Company's financial position or results of operations as the Company has not participated in such activities covered under this pronouncement after the effective date.



See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

          In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as the Company had no convertible debt instruments outstanding during the two years ended December 31, 2001 there is no impact on the Company's financial position or results of operations. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(3)  Reorganization:

     On April 9, 1999 24STORE and its parent company, InfiniCom AB, entered into a share purchase agreement, whereby 24STORE received all the outstanding shares of several of InfiniCom's subsidiaries, in exchange for 9,999,980 newly issued shares of 24STORE and a note payable of $2,368,000. The transaction was treated as a reorganization, with the transfer of assets and liabilities accounted for at historical cost, after adjustment to U.S. generally accepted accounting principles, in a manner similar to that in pooling of interests accounting, in accordance with APB 16 paragraph 5. The historical costs transferred include goodwill of approximately $2,312,960, which had been recognized upon the parent company's original acquisition of the transferred subsidiaries.

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




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(5)  Property and Equipment:

     Property and equipment consist of the following:

                                              December 31,        December 31,
                                                 2001                2000
                                                 ----                ----

       Land and building                  $      1,240,510    $     1,276,888
       Computer equipment                          193,395            185,475
       Vehicles                                     65,343            116,720
       Office furniture and equipment              152,059            182,669
                                          ----------------    ---------------

                                                 1,651,307          1,761,752
       Less accumulated depreciation               386,467            346,758
                                          ----------------    ---------------

                                          $      1,264,840    $     1,414,994
                                          ================    ===============


(6)  Major Vendor:

     Included in accounts payable is approximately $1,036,000 and $678,000 owed to five and two suppliers, respectively, at December 31, 2001 and 2000, respectively. Purchases from these suppliers during 2001 and 2000 totaled approximately $9,347,500 and $8,268,000, respectively.


(7)  Credit Facility:

     Two of the Company's subsidiaries in the United Kingdom use a discount financing company for credit administration and cash flow purposes. The financing company purchases approved receivables, less a commission and discounting charges. The discount rate is 2% above the base rate of National Westminster Bank in the United Kingdom, 5.25% and 8% at December 31, 2001 and 2000.

     The financing  company holds as security  interests all receivables as well
     as  the  personal  guarantees  of  the   officer-stockholders   limited  to
     anti-fraud.


(8)  Short-Term Notes Payable, Related Parties:

     Short-term notes payable, related parties, represented amounts owing to the Company's parent company, InfiniCom AB, at December 31, 2000. The notes accrued interest at 2% above base rate of National Westminster Bank, in the United Kingdom. At December 31, 2001 the short term notes were exchanged for a formal note, due December 31, 2007, with interest at 2% per annum.




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(9)  Note Payable, Bank:

     One of the Company's subsidiaries in the United Kingdom has a note payable to its bank. The note is due November 14, 2007 and accrues interest at 2% above the bank's current base rate (5.25% and 8% at December 31, 2001 and 2000). The note is secured by the underlying building and the cross guarantee of the two other United Kingdom subsidiaries.

     A summary of the note payable is as follows:

                                              December 31,        December 31,
                                                  2001                2000
                                                  ----                ----

          Principal                         $      348,273        $   435,619
          Less current maturities                   77,077             54,223
                                            --------------        -----------

                                            $      271,196        $   381,396
                                            ==============        ===========

     The following summarizes the aggregate maturities of the note payable as of December 31, 2001:

           Year ended December 31,
               2002                            $       77,077
               2003                                    79,772
               2004                                    82,713
               2005                                    55,651
               2006                                    53,060
                                               --------------
                                               $      348,273


(10) Income Taxes:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The deferred tax liability at December 31, 2001 and 2000 relates to the step up basis of tangible assets acquired.

     The Company does not file consolidated tax returns in the United Kingdom. Tax expense for the year ended December 31, 1999 relates to entities within the consolidated group on which there was taxable income and tax expense was appropriate. December 31, 2000 reflects refunds and credits received on overpayments in previous years. No tax expense is due in December 31, 2001 due to group relief between the related entities under UK taxation rules.




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(10) Income Taxes, Continued:

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate as follows:


                                                            December 31,        December 31,        December 31,
                                                                2001                2000                1999
                                                                ----                ----                ----
         Provision at expected federal
           statutory rate                                       (35)%               (35)%               (35)%
         Impairment loss for which no deduction
           is allowable for UK income tax purposes                -                   -                  13
         Loss for which no benefit is available                  35                  35                  24
         Overpayment of taxes in prior years                      -                   5                   -
         Foreign federal and local taxes provided
           on a separate return basis at rates lower
           than statutory U.S. federal rate                       -                  (8)                  -
                                                             ---------           ---------            --------

                                                                  -%                 (3)%                 2%
                                                             =========           =========            ========


(11) Sale of Subsidiary:

     On April 1, 2001, the Company disposed of all of the issued shares of 24STORE AS, for (pound)1.00, or approximately $1.45. Included in the sales agreement is a guarantee by the Company as to the known losses and liabilities of 24STORE AS. If, within one year, the purchaser discovers the losses or liabilities as of the date of disposal were understated, the Company will make whole the deficiency (unaudited, as of April 10, 2002, no deficiency has been claimed by the purchaser).

     Following this transaction the Company has no further rights, liabilities or obligations, aside from the guarantee, with regard to 24STORE AS. The transaction does not qualify for accounting treatment as a discontinued operation as the subsidiary is in the same line of business as the Company. No loss was recognized on this disposition; all goodwill associated with the subsidiary's acquisition was previously written off in recognition of an impairment loss on the investment. Furthermore, as a result of the subsidiary having negative net assets, the Company has recorded a gain on disposition of $230,322.




See accompanying independent auditors' report.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(12) Subsequent Event:

     Parent Company

     On January 28, 2002, the Company's parent company, InfiniCom, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company is attempting to restructure their debt and emerge from reconstruction. If the parent company is unable to successfully emerge from reconstruction, it may affect the Company's ability to get additional funding to put managements' plans for future expansion into place. If this occurred, one of the resulting scenarios could be the Company's decision not to continue as a public entity in the United States.

     Long-Term Note Payable, Related Party

     On April 10, 2002, the Company and its parent company agreed to convert the long-term note payable, related party, into shares of the Company's common stock. The note payable was converted into 10,660,679 shares applying a conversion rate calculated as the weighted average stock price over the last 30 trading days, or $0.0485 per share.




See accompanying independent auditors' report.

                                24HOLDINGS INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


                                December 31, 2001


                        For Disposal of Norway Subsidiary



                                                  Scoop                    Norway                           Pro forma
                                                                       Subsidiary (1)      Adjustments

Revenue                                           $ 22,036,485           $ 1,061,818                          $20,974,667

Cost of Revenue                                     19,666,260               928,799                           18,737,461
                                                  ------------           -----------                          -----------
Gross profit                                         2,370,225               133,020                            2,237,205

Operating expenses:
  General and administrative expenses                2,534,957               204,037                            2,330,920
  Goodwill amortization                                666,277                     -                              666,277
  Impairment loss on investment                      1,125,846                     -                            1,125,846
                                                  ------------           -----------                          -----------
                                                     4,327,080               204,037                            4,123,043
                                                  ------------           -----------                          -----------

Loss from operations                                (1,956,855)              (71,018)                          (1,885,837)

Gain on disposal of subsidiary                        (230,322)                    -                             (230,322)
Interest income                                        (24,799)               (1,892)                             (22,907)
Interest expense                                       123,637                 2,783                              120,854
                                                  ------------           -----------                          -----------
                                                      (131,484)                  891                             (132,375)

Net loss before taxes                               (1,825,371)              (71,908)                          (1,753,463)
                                                  ------------           -----------                          -----------
Taxes                                                   (2,400)                    -                               (2,400)
                                                  ------------           -----------                          -----------
Net loss                                          $ (1,822,971)           $  (71,908)                         $(1,751,063)
                                             =================                                           ================
Net loss per share
  basic and diluted
                                                         (0.02)                                                     (0.02)
                                             =================                                           ================


Weighted average number of shares outstanding -
  basic and diluted                                 85,486,717                                                 85,486,717
                                             =================                                           ================


                                24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)
   Note to Pro Forma Condensed Consolidated Financial Statements (unaudited)

  (1) The financial statements of the Norway subsidiary included in the unaudited pro forma consolidated financial information were first translated from Norweigian Kroner to British pounds at the rate of .076, and then translated from British pounds to U.S. dollars at the rate of 1.458

Note A - There are no pro forma adjustments to the condensed consolidated statements of income, other than the elimination of the results of operations. The Company disposed of the subsidiary for an insignificant dollar amount, and all assets, liabilities and costs related to the subsidiary were booked directly to the subsidiary, and after elimination of the subsidiary financial position and results of operations, no amounts relating to the subsidiary remain no amounts relating to the subsidiary remain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, position with the Company, age and tenure of each director and executive officer are as follows:

     Name                Age    Position                               Since
     ----                ---    --------                               -----
     Lennart Orkan       57     Director and Chairman of the Board     2000
     Larsake Sandin      53     Director                               2000
     Akbar Seddigh       57     Director                               2000
     Martin Clarke       36     President and                          2000
                                Chief Executive Officer
     Roger Woodward      56     Chief Financial Officer,               2001
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

     Larsake Sandin, Director. Mr. Sandin has approximately 25 years of experience in the information technology field as founder, director and manager of several companies in Sweden, the United Kingdom and the United States. Mr. Sandin is currently the Founding Director and a Business Consultant of Acom CMC Ltd in London, the Founding Director of The Server Group in Scandinavia Stockholm, also located in London, the CEO and a director of InfiniCom AB, the majority shareholder of 24Holdings Inc. From 1976 until 1989, Mr. Sandin served as Business Manager of AB Programator, a company located in Stockholm. From 1989 until 1991, Mr. Sandin was the Managing Director of Philips Tele & Data Systems, a subsidiary of Philips Norden AB of Stockholm, in which capacity Mr. Sandin accomplished a significant restructuring of the company. From 1992 until 1995, Mr. Sandin was employed by Digital Equipment Corporation, where he was the Director of Retail Banking Worldwide in Boston, the Director of Financial Industry Expertise Center Europe in London, and the Director of Retail Banking Europe in Stockholm. In addition to his employment experience, Mr. Sandin has been and continues to be a director of many publicly and privately held companies in Sweden. In the past, Mr. Sandin was the Chairman of the Board of Philips Radio Communications AS, Digital Equipment BCFI AB, Rostvold AS and Ericsson-Programatic AB.

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

     Roger Woodward, Chief Financial Officer, Chief Accounting Officer and Secretary. Mr. Woodward came to 24Holdings Inc. via the acquisition of LapLand
(UK) Limited, where he had been Group Financial Controller since joining the company in 1997. Prior to this he held a number of senior financial positions within the manufacturing and service industries. As Financial Controller for the European subsidiary of ITW Inc., a NYSE-listed multi-national firm, Mr. Woodward was responsible for annual and monthly reporting and was a member of the senior management team. Mr. Woodward attended Kingston University gaining a Diploma in Business Studies and he is also a member of the Chartered Institute of Management Accountants.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. To the Company's knowledge, during the fiscal year ending December 31, 2001 the Reporting Persons complied with all applicable Section 16(a) reporting requirements, except that InfiniCom AB, an owner of more than ten percent of the Company's Common Stock, did not file a report on Form 4 or Form 5 reporting its acquisition of beneficial ownership of an additional 3,915,092 shares of the Company's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth compensation earned, whether paid or deferred, during the fiscal years ended December 31, 2001, 2000 and 1999 by the Company's Chief Executive Officer and the Executive Officers of the Company whose compensation was $100,000 or greater during the fiscal year ended December 31, 2001.


                                                    Annual
                                                 Compensation         Long-Term Compensation

                                                                     Restricted    Securities        All Other
                       Principal                Salary      Bonus       Stock      Underlying      Compensation
Name                   Position        Year       ($)        ($)     Awards ($)    Options (#)          ($)
---------------------------------------------------------------------------------------------------------------

Martin Clarke (1)   President and      2001   $ 137,085    $  --       $  --           --          $ 18,502
                    Chief Executive    2000   $ 149,465    $  --       $  --           --          $ 18,627
                    Officer            1999   $ 165,984    $  --       $  --           --          $ 19,672

Larsake Sandin (2)  President and      2001   $     --     $  --       $  --           --          $    --
                    Chief Executive    2000   $     --     $  --       $  --           --          $    --
                    Officer            1999   $     --     $  --       $  --           --          $    --

Michael Neame (3)   Chief Financial    2001   $ 137,085    $  --       $  --           --          $ 17,316
                    Officer, Chief     2000   $ 147,465    $  --       $  --           --          $ 18,627
                    Accounting         1999   $ 166,869    $  --       $  --           --          $ 19,672
                    Officer and
                    Secretary



(1)  Mr. Clarke was appointed as President  and Chief  Executive  Officer of the Company on March 17, 2000. On
     October 16, 2001,  Mr. Clarke  resigned as President and Chief  Executive  Officer of the Company and was
     re-appointed  to such offices on December 20, 2001.  Some of Mr.  Clarke's  annual  compensation  amounts relate to  compensation  paid by  24STORE  and its  subsidiaries  for the  periods indicated prior to the reverse acquisition of the Company by InfiniCom AB.

(2)  Mr. Sandin served,  without  remuneration,  as President and Chief Executive  Officer of the Company from
     October 16, 2001 to December 20, 2001.

(3)  Mr. Neame resigned as Chief Financial Officer,  Chief Accounting Officer and Secretary on April 13, 2001.
     Some  of Mr.  Neame's  annual  compensation  amounts  relate  to  compensation  paid by  24STORE  and its subsidiaries for the periods indicated prior to the reverse acquisition of the Company by InfiniCom AB.


Option Grants in Last Fiscal Year

     The Company did not grant any options during the last fiscal year.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of April 11, 2002, concerning the Common Stock of the Company beneficially owned (i) by each director and each Named Executive Officer of the Company, (ii) by all directors and executive officers of the Company as a group and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. The beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.


                                                            Beneficially Owned
     Name and Address                                 Shares             Percent

     InfiniCom AB (publ)
     Karlaplan 2
     114 60 Stockholm
     Sweden......................................  71,051,002               83.1

     Larsake Sandin
     Frensham Court, Summerfield Lane
     Surrey GU10 3AN
     England.....................................           0                0

     Lennart Orkan
     Foreningsvagen 2
     SE-13237 Saltsjo-Boo
     Sweden......................................           0                0

     Akbar Seddigh
     Centralvagen 18
     18357 Taby
     Sweden......................................           0                0

     Martin Clarke
     Kingston
     Reading Road North
     Fleet
     Hampshire
     GU13 8RR
     United Kingdom..............................   4,953,455                5.8

     Roger Woodward
     Zennor
     Cherry Tree Walk
     Rowledge
     Farnham
     Surrey
     GU10 4AD
     United Kingdom..............................           0                0

     All executive officers and directors as a
       group (5 persons).........................      4,953,455            5.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 10, 2002, the Company and InfiniCom AB, the Company's parent, entered into a Capital Contribution Agreement pursuant the Company and InfiniCom agreed to convert a note payable by the Company to InfiniCom in the amount of $517,043 into Common Stock of the Company. The note payable was converted into InfiniCom's right to receive 10,660,679 newly issued shares of Common Stock, applying a conversion rate calculated as the weighted average stock price over the prior 30 trading days, or $0.0485 per share.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     (1)  Financial Statements

          The financial statements listed below and included under Item 8, are filed as part of this report.

          Consolidated Financial Statements of 24Holdings Inc.

          (i)  Independent Auditors' Report

          (ii) Consolidated Balance Sheet at December 31, 2001 and December 31, 2000

          (iii)Consolidated Statement of Income (Operations) for each of the three years ended December 31, 2001

          (iv) Consolidated Statement of Shareholders' Equity (Deficit) for each of the three years ended December 31, 2001

          (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2001

          (vi) Notes to the Consolidated Financial Statements

          Unaudited Pro Forma Condensed Consolidated Statement of Operations of 24Holdings Inc. for the period ended December 31, 2001 (For Sale of Norway Subsidiary)

     (2)  Financial Statement Schedules

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

     2.4* Agreement on the Transfer of Shares dated March 29, 2001 between 24STORE (Europe) Limited and Compo Consult AS (English Translation).

     3.1            Certificate  of  Incorporation  of  the  Company  (Filed  as
                    Exhibit 3.1 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 2000 (filed April 13, 2001) and incorporated herein by this reference).

     3.2 Certificate of Amendment of the Certificate of Incorporation of the Company dated October 20, 1999 (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Period
                    Ended December 31, 2000 (filed April 13, 2001) and incorporated herein by this reference).

     3.3 Certificate of Amendment of the Certificate of Incorporation of the Company dated April 1, 2001 (Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 2000 (filed April 13, 2001) and incorporated herein by this reference).

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

     10.10* Capital Contribution Agreement dated April 10, 2002 between InfiniCom AB (publ) and 24Holdings Inc.

     21*            List of Subsidiaries of the Company.

     * filed with this report

(c)  Current Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24HOLDINGS INC.


By:   /s/ Lennart Orkan
      --------------------------------------
      Name:     Lennart Orkan
      Title:    Chairman of the Board

Date:  April 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Martin Clarke
      --------------------------------------
      Name:     Martin Clarke
      Title:    President and
                Chief Executive Officer


By:   /s/ Roger Woodward
      ------------------------------
      Name:     Roger Woodward
      Title:    Chief Financial Officer and
                Principal Accounting Officer


By:   /s/ Lennart Orkan
      --------------------------------------
      Name:     Lennart Orkan
      Title:    Director, Chairman of
                the Board


By:   /s/ Larsake Sandin
      ------------------------------
      Name:     Larsake Sandin
      Title:    Director


By:   /s/ Akbar Seddigh
      ------------------------------
      Name:     Akbar Seddigh
      Title:    Director