Form 10-Q
period 2002-03-31
24HOLDINGS INC
filed 2002-05-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               33-0726608
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
Yes  X   No
   ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares of Common Stock outstanding at May 13, 2002: 85,486,716.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         24HOLDINGS INC.
                                (FORMERLY KNOWN AS SCOOP, INC.)

                                  CONSOLIDATED BALANCE SHEET


                                                     March 31, 2002          December 31, 2001
                                                     --------------          -----------------
                                                       (Unaudited)
             ASSETS
 Current assets:
 Cash and cash equivalents                            $   364,887              $ 1,339,650
 Accounts receivable                                    1,929,315                1,958,937
 Inventory                                                305,103                  312,180
 Prepaid expenses and other assets                         61,264                   29,751
                                                      -----------              -----------
      Total current assets                              2,660,569                3,640,518


 Loan receivable, related party                            13,272                   13,519

 Property and equipment, net of
   accumulated depreciation and amortization            1,224,406                1,264,841

 Goodwill, net of accumulated amortization                402,344                  408,862
                                                      -----------              -----------

                                                       $4,300,591              $ 5,327,740
                                                      ===========              ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities-
  Accounts payable and accrued expenses                $2,079,248              $ 2,745,435
 Credit facility                                          888,972                1,123,604
  Current portion of loan payable, bank                    90,632                   77,077
                                                      -----------              -----------
      Total current liabilities                         3,058,852                3,946,116

 Loan payable, bank, less current portion                 237,855                  271,196

 Note Payable, related party                              516,725                  509,436

 Deferred taxes                                            91,000                   91,600

 Shareholders' equity:
 Preferred stock; $0.001 par value, 5,000,000
    authorized, no shares issued and outstanding                -                        -
 Common stock; $.001 par value, 100,000,000 shares
    authorized
    85,486,716 shares issued and outstanding               26,081                   26,081
 Additional paid in capital                             9,855,851                9,855,851
  Other comprehensive loss                               (355,908)                (331,735)
 Accumulated deficit                                   (9,129,866)              (9,040,805)
                                                      ------------             ------------
      Total shareholders' equity                          396,158                  509,392
                                                      ------------             ------------

                                                       $4,300,591              $ 5,327,740
                                                      ============             ============

                                      24HOLDINGS INC.
                               (FORMERLY KNOWN AS SCOOP, INC.)

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended   Three months ended
                                                     March 31, 2002       March 31, 2001
                                                    -----------------   ------------------
                                                       (Unaudited)          (Unaudited)

Revenue                                                 $4,972,664          $7,607,830

Cost of Revenue                                          4,521,376           6,879,609
                                                        ----------          ----------

Gross profit                                               451,288             728,221


Operating expenses:
  Distribution costs                                        85,408             138,174
  General and administative                                420,669             621,747
  Goodwill Amortization                                          -             189,302
  Depreciation                                              17,505              25,999
                                                        ----------          ----------
     Total operating expenses                              523,582             975,221
                                                        ----------          ----------

Net loss before interest and other income
  and interest expense                                     (72,294)           (247,000)

Interest and other income                                   (1,471)             (5,916)
Interest expense                                            18,238              37,725
                                                        -----------         -----------

Net loss before provision for income taxes                 (89,061)           (278,809)

Provision for income taxes                                      -               (1,800)
                                                        -----------         -----------

Net income (loss)                                        $ (89,061)         $ (277,009)
                                                        ===========         ===========



Other comprehensive loss:
   Foreign currency translation                            (24,172)           (142,194)
                                                        ----------          -----------
Total comprehensive loss                                  (113,233)           (419,203)
                                                        ===========         ===========

Net loss per share -
  basic and diluted                                        $(0.00)             $(0.00)
                                                        ==========          ==========
Weighted average number of shares outstanding -
  basic and diluted                                     85,486,717          85,493,352
                                                        ==========          ==========


                                              24HOLDINGS INC.
                                        (FORMERLY KNOWN AS SCOOP, INC.)

                                           STATEMENT OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 Three months ended    Three months ended
                                                                   March 31, 2002        March 31, 2001
                                                                 ------------------    ------------------
                                                                     (Unaudited)           (Unaudited)
Cash flows provided by (used for) operating activities:
 Net loss                                                            $   (89,061)           $(277,009)

Adjustments to reconcile net loss to net cash provided
  by (used for) operating activities:
Depreciation                                                              17,506               25,999
Amortization of goodwill                                                       -              129,796
Foreign currency translation                                             (15,532)              81,819

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                      (13,374)            (580,808)
Prepaid expenses                                                         (25,161)             (12,091)
Inventory                                                                  1,391             (138,505)


Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                 (624,306)             841,467
  Income taxes payable                                                         -              (10,773)
  Deferred taxes                                                            (600)              (1,800)
                                                                     ------------          -----------

   Total adjustments                                                    (660,077)             335,104
                                                                     ------------          -----------

    Net cash provided by (used for) operating activities                (749,138)              58,095

Cash flows provided by (used for) investing activities:
 Acquisition of property and equipment                                          -             (10,411)
 Due to/from related party                                                 4,038               (9,199)
                                                                     ------------          -----------

     Net cash used for investing activities                                4,038              (19,610)
                                                                     ------------          -----------

Cash flows provided by (used for) financing activities:
 Payments on credit facility                                            (216,111)          (1,635,784)
 Payments on long-term debt, related parties                                    -                   -
 Payments on long-term debt, bank                                        (13,552)             (41,758)
                                                                     ------------          -----------

    Net cash provided by financing activities                           (229,663)          (1,677,542)
                                                                     ------------          -----------

Net decrease in cash                                                    (974,763)          (1,639,057)
Cash, beginning of period                                              1,339,650            2,261,181
                                                                     ------------          -----------
Cash, end of period                                                  $   364,887           $   622,124
                                                                     ============          ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                      $    18,815              $33,129
                                                                     ============          ===========
  Income taxes paid                                                  $         -            $       -
                                                                     ============          ===========


                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002




(1)  Description of Business:

     Interim Financial Statements:

     The accompanying  financial statements include all adjustments  (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of 24Holdings Inc. and subsidiaries on Form 10-K for the year ended December 31, 2001.

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

     Scoop, Inc. changed its name to 24Holdings Inc. on April 2, 2001.

     All  the  consolidated   entities  are  in  the  business  of  selling  and
     distributing consumer and commercial electronic products in Europe.

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2002



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

(3)  Goodwill:

     The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles" and accordingly has ceased amortizing Goodwill, the expense for which would have been approximately $48,000, for the three months ended March 31, 2001. Pursuant to the standard, the Company will perform the first tier Goodwill impairment test before June 30, 2002, but does not expect the result to have a material impact on financial position and results of operations.

(4)  Contingencies:

     On January 28, 2002, the Company's parent company, InfiniCom AB, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company is attempting to restructure its debt and emerge from reconstruction. If the parent company is unable to successfully emerge from reconstruction, it may affect the Company's ability to get additional funding to put management's plans for future expansion into place. If this occurs, one of the resulting scenarios could be the Company's decision not to continue as a public entity in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2002:

NET SALES. Net sales for the three months ended March 31, 2002 were $4,972,664 compared to $7,607,830 for the three months ended March 31, 2001 representing a decrease of 34%. The sale of the Norwegian operation, which was disposed of on April 1 2001, accounted for 14% of the sales decline. In the UK, net sales for the three months ended March 31, 2002 decreased by 23% compared to the three months ended March 31, 2001. Approximately 14% ($1,000,000) of these sales were to a volume export account.

GROSS PROFIT. Gross profit for the three months ended March 31, 2002 were $451,288 compared to $728,221 for the three months ended March 31, 2001 representing a decrease of 38%. Gross profits as a percentage of sales were 9.1% for the three months ended March 31, 2002 compared to 9.6% for the three months ended March 31, 2001. The changes in gross profit between periods are a result of the decline in gross profits as a percentage of sales due to competitive market conditions and the sale of the Norwegian operation, which accounted for 18% of group gross profit in the first quarter 2001. Also, adding to the decrease, sales to the volume export account referred to above was at below normal margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2002 were $523,582 compared to $785,920 for the three months ended March 31, 2001. The decrease is primarily attributable to the sale of the Norwegian operation. In the UK, SG&A expenses in local currencies were 10% down on the first quarter 2001. The main areas of decrease were personnel cost and travel expenses.

GOODWILL AMORTIZATION. There was no goodwill amortization for the three months ended March 31, 2002, compared to $189,302 for the three months ended March 31, 2001. The reason for the reduction was the implementation of SFAS 142, "Goodwill and Other Intangibles," at January 1, 2002, which no longer requires goodwill to be amortized, but periodically tested for impairment. The Company will perform the first tier Goodwill impairment test before June 30, 2002, but does not expect the result to have a material impact on financial position and results of operations.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended March 31, 2002, was $16,767 compared to $31,809 for the three months ended March 31, 2001 representing a decrease of 47%. The decrease in interest expenses is primarily attributable to renegotiated interest rates on loan notes payable to related parties.

INCOME TAXES. In the three months ended March 31, 2002 there was no tax expense due to the net loss, including at foreign subsidiary level. This is compared to an income tax benefit in the three months ended March 31, 2001 of $1,800, which was a reduction in the deferred tax accrual.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2002 were $364,887 compared to $1,339,650 as of December 31, 2001. This decrease is primarily due to the position of cash advances on the revolving line of credit at year end and the timing of payments to creditors at year end and at March 31, 2002.

The net decrease in cash for the three months ended March 31, 2002 was $974,763 compared to a net decrease of $1,639,057 in the three months ended March 31, 2001. The reduced level of cash decrease reflects a reduction of general and administrative expenses and reduced requirements for accounts receivable.

As of March 31, 2002 the Company had a working capital deficit of $398,283 compared to a working capital deficit of $305,598 as of December 31, 2001. This was attributable to the loss from operations in the quarter, and the reduction in cash position due to cash used to pay down long-term bank loans payable.

No cash was used by investing activities in the three months ended March 31, 2002 compared to $19,610 used in three months ended March 31, 2001.

In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables, (2) a ten year mortgage expiring in 2008, secured by the underlying property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

On April 10, 2002, the Company and InfiniCom AB (its parent company) agreed to convert the Note Payable due to InfiniCom of $516,724 (5,361,735 Swedish Krona) into 10,660,679 shares of the Company's Common Stock.

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

Date:  May 15, 2002                  24HOLDINGS INC.

                                     By: /s/ Martin Clarke
                                         ---------------------------------------
                                         Martin Clarke
                                         President and Chief Executive Officer

                                     By: /s/ Roger Woodward
                                         ---------------------------------------
                                         Roger Woodward
                                         Chief Financial Officer and Secretary
                                         (Principal Accounting Officer)