Form 10-Q
period 2002-06-30
24HOLDINGS INC
filed 2002-08-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------------------------------------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan confirmed by a
court. Yes X   No
         -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  Common  Stock   outstanding  at  August  14,  2002:
85,486,716.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET

                                                                       June 30, 2002          December 31, 2001
                                                                       --------------         -----------------
                                                                         (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                  $ 189,355               $ 1,339,650
Accounts receivable                                                        1,946,947                 1,958,937
Inventory                                                                    159,230                   312,180
Prepaid expenses and other assets                                             53,485                    29,751
                                                                             -------                   -------
  Total current assets                                                     2,349,017                 3,640,518


Loan receivable, related party                                                14,218                    13,519


Property and equipment, net of
  accumulated depreciation and amortization                                1,299,054                 1,264,841


Goodwill, net of accumulated amortization                                    428,991                   408,862
                                                                           --------                  --------

                                                                         $ 4,091,279               $ 5,327,740
                                                                        ============              ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities-
Accounts payable and accrued expenses                                    $ 1,858,957               $ 2,745,435
Credit facility                                                              862,386                 1,123,604
Current portion of loan payable, bank                                         97,091                    77,077
                                                                             -------                   -------
  Total current liabilities                                                2,818,434                 3,946,116


Loan payable, bank, less current portion                                     234,590                   271,196

Note Payable, related party                                                        -                   509,436

Deferred taxes                                                                90,400                    91,600

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
  no shares issued and outstanding                                                 -                         -
Common stock; $.001 par value,  100,000,000 shares
  authorized 10,660,679 and 85,486,716 shares
  issued and outstanding, respectively                                        36,742                    26,081
Additional paid in capital                                                10,362,233                 9,855,851

Other comprehensive loss                                                    (264,745)                 (331,735)
Accumulated deficit                                                       (9,186,375)               (9,040,805)
                                                                          ----------               -----------
  Total shareholders' equity                                                 947,855                   509,392
                                                                            --------                  --------

                                                                         $ 4,091,279               $ 5,327,740
                                                                        ============              ============

                                24HOLDINGS INC.
                        ( FORMERLY KNOWN AS SCOOP, INC.)
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)


                                                   Three months ended    Three months ended    Six months ended    Six months ended
                                                      June 30, 2002        June 30, 2001         June 30, 2002       June 30, 2001
                                                      -------------        -------------         -------------       -------------
                                                       (Unaudited)          (Unaudited)           (Unaudited)        (Unaudited)


Revenue:                                           $    5,930,663        $   5,333,934         $  10,903,327       $  12,941,764

Cost of Revenue                                         5,440,061            4,743,266             9,961,437          11,622,875
                                                       ----------           ----------            ----------         -----------

Gross profit                                              490,602              590,668               941,890           1,318,889

Operating expenses:
  Distribution costs                                       85,789               96,945               171,197             235,120
  General and adminstrative expenses                      433,427              445,460               854,096           1,067,206
  Depreciation                                             16,125               22,727                33,630              48,726
  Amortization                                                  -              184,585                     -             373,887
 Gain on sale of subsidiary                                     -             (230,322)                    -            (230,322)
                                                       ----------           ----------            ----------         -----------
  Total operating expenses                                535,341              519,395             1,058,923           1,494,618
                                                       ----------           ----------            ----------         -----------

Net income before interest and other
 income and interest expense                              (44,740)              71,273              (117,034)           (175,729)

Interest and other income                                  (1,443)              (4,643)               (2,914)            (10,560)
Interest expense                                           13,212               34,097                31,450              71,822
                                                       ----------           ----------            ----------         -----------

Net income (loss) before provision for income taxes       (56,509)              41,819              (145,570)           (236,991)

Provision for income taxes                                      -               (1,800)                    -              (3,600)
                                                       ----------           ----------            ----------         -----------

Net income (loss)                                  $      (56,509)       $      43,619         $    (145,570)      $     (233,391)
                                                   ==============        =============         =============       ==============

Net loss per share -
  basic and diluted                                $        (0.00)       $        0.00         $       (0.00)      $       (0.00)
                                                   ==============        =============         =============       =============

Weighted average number of shares outstanding -
  basic and diluted                                    95,199,780           85,493,352            90,316,417          85,493,352
                                                   ==============        =============         =============       =============


See accompanying notes to consolidated financial statements

                                24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                Six months ended     Six months ended
                                                                  June 30, 2002        June 30, 2001
                                                                   (Unaudited)          (Unaudited)


Cash flows provided by (used for) operating activities:
 Net income (loss)                                              $    (145,570)       $    (233,391)

Adjustments  to reconcile  net income  (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                           33,630               48,662
Amortization                                                                -              373,364
Gain on sale of subsidiary                                                  -             (230,322)
Foreign currency translation                                           45,589              (74,580)
Other - net                                                                 -                    -

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                   103,069             (528,228)
Loans receivable, related party                                       (10,607)              35,922
Prepaid expenses                                                      (14,203)              95,513
Inventory                                                             164,935               14,584

Changes in assets and liabilities:
(Increase) decrease in assets:
 Accounts payable and accrued expenses                               (977,535)            (753,544)
 Income taxes payable                                                     785              (11,788)
 Deferred taxes                                                        (1,200)              (3,600)
                                                                -------------        -------------

   Total adjustments                                                 (655,538)          (1,034,017)
                                                                -------------        -------------

   Net cash used for  operating activities                           (801,108)          (1,267,408)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                                  (3,969)              14,780
Due to/from related parties                                                 -              (20,013)
                                                                -------------        -------------

   Net cash provided by (used for) investing activities                (3,969)              (5,232)
                                                                -------------        -------------

Cash flows provided by (used for) financing activities:
Proceeds from sale of subsidiary, net of cash sold                          -             (105,879)
Credit facility                                                      (311,469)            (337,351)
Payment on long-term debt, related parties                                  -                    -
Payment on long-term debt, bank                                       (33,749)             (34,116)
                                                                -------------        -------------
   Net cash provided by (used for) financing activities              (345,218)            (477,346)
                                                                -------------        -------------


Net increase (decrease) in cash                                    (1,150,295)          (1,749,987)
Cash, beginning of period                                           1,339,650            2,261,181
                                                                -------------        -------------
Cash, end of period                                             $     189,355        $     511,194
                                                                =============        =============

Supplemental disclosure of cash flow information:
Interest paid                                                   $      73,687        $      53,965
                                                                =============        =============
Income taxes paid                                               $           -        $           -
                                                                =============        =============

Supplemental disclosure of non-cash investing and
financing  activities:
Shares issued upon conversion of long term debt, related party  $     517,043
                                                                =============



See accompanying notes to consolidated financial statements

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2002


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

                         SIX MONTHS ENDED JUNE 30, 2002



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

(3)    Goodwill:

       The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles" and accordingly has ceased amortizing Goodwill, the expense for which would have been approximately $96,000 for the six months ended June 30, 2001. Pursuant to the standard, the Company performed the first tier Goodwill impairment test based on criteria in effect at date of adoption, January 1, 2002, and determined that there is no indication of impairment. The Company has not yet determined the date of the annual impairment test, and therefore may perform the test again before the year end December 31, 2002, but does not expect the result to have a material impact on financial position and results of operations.

(4)    Long-term note payable, related party:

       On April 10, 2002, the Company and its parent company, InfiniCom AB, agreed to convert the long-term note payable, related party, into shares of the Company's common stock. The note payable was converted into 10,660,679 shares applying a conversion rate calculated as the weighted average stock price over the last 30 trading days, or $0.0485 per share.

(5)    Contingencies:

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

(6)    Subsequent event:

       On July 17, 2002, the Company, by way of redundancy, terminated the employment of Martin Clarke as President and Chief Executive Officer of the Company. Under the terms of Mr. Clarke's employment agreement with the operating companies, the Company must pay six months' salary to him upon his termination. The Company is in negotiations on a compromise agreement for a settlement payment, with settlement amount of approximately nine months' salary, or $115,000.

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

RESULTS OF OPERATIONS

For the Six Months ended June 30, 2002:

NET SALES. Net sales for the six months ended June 30, 2002 were $10,903,327 compared to $12,941,764 for the six months ended June 30, 2001, representing a decrease of 15.8%. The results for 2001 include three months of sales from the Norwegian operation; the Norwegian operation was sold on March 31, 2001. In local currency, net sales for the six months ended June 30, 2002 for the UK operations decreased by 9% compared to six months ended June 30, 2001. The reduction in sales was primarily attributable to a drop in demand across the market, although this was partially offset by lower margin volume export sales to one specific account. This volume export customer accounted for approximately 5% of net sales in the six months ended June 30, 2002.

GROSS PROFIT. Gross profit for the six months ended June 30, 2002 was $941,890 compared to $1,318,889 for the six months ended June 30, 2001, representing a decrease of 29%. Gross profit as a percentage of sales was 8.6% for the six months ended June 30, 2002 compared to 10.2% for the six months ended June 30, 2001. $127,000 of the June 2001 Gross profit was from the Norwegian operation. The reduction in gross profit in the UK operation is the result of reduced sales and margins in an increasingly competitive market, and the impact of the lower margin volume export account.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2002 were $1,025,891 compared to $1,302,326 for the six months ended June 30, 2001. $195,000 of the decrease in SG&A is attributable to the closure of the Norwegian operation. In the UK, the main area of cost reduction was in staffing levels. At the parent company level, the professional and legal costs associated with SEC filing requirements have been reduced compared to the six months ended June 30, 2001. This is a result of the Company's accounting being simplified following the sale of the Norwegian subsidiary.

GOODWILL AMORTIZATION. There was no goodwill amortization for the six months ended June 30, 2002, compared to $373,887 for the six months ended June 30, 2001. The reason for the reduction was the implementation of SFAS 142, "Goodwill and Other Intangibles", at January 1, 2002, which no longer requires goodwill to be amortized, but periodically tested for impairment.

INTEREST EXPENSE. Interest expense, net of interest income for the six months ended June 30, 2002 was $28,536 compared to $61,262 for the six months ended June 30, 2001, representing a decrease of 54%. The decrease in interest expense is the result of the conversion of interest bearing debts to related parties into shares of common stock and lower debtor financing costs in the UK operations.

INCOME TAXES. There is a $1,200 income benefit arising from the amortization of deferred taxes during the six months ended June 30, 2002, compared to a benefit of $3,600 during the six months ended June 30, 2001. The decrease in benefit is due to an adjustment to deferred taxes at December 31, 2001, affecting the monthly amortization rate.

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2002:

NET SALES. Net sales for the three months ended June 30, 2002 were $5,930,663 compared to $5,333,934 for the three months ended June 30, 2001, representing an increase of 11%. In local currency for the three months ended June 30, 2002 net sales for the UK operations increased by 7% over last year. Approximately 25% of these sales were to the volume export account.

GROSS PROFIT. Gross profits for the three months ended June 30, 2002 were $490,602 compared to $590,668 for the three months ended June 30, 2001, representing a decrease of 17%. Gross profits as a percentage of sales were 8.3% for the three months ended June 30, 2002 compared to 11.1% for the three months ended June 30, 2001. The main reason for the decrease was the low margin on the high volume export account.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2002 were $519,814 compared to $542,405 for the three months ended June 30, 2001. In the operating companies, SG&A costs, in local currency, were down 13%, mainly as a result of reduced costs in staff levels. At the parent company level, professional and legal costs associated with SEC filing requirements have decreased compared to the six months ended June 30, 2001. This is a result of the Company's accounting being simplified following the sale of the Norwegian subsidiary.

GOODWILL AMORTIZATION. There was no goodwill amortization for the three months ended June 30, 2002, compared to $184,585 for the three months ended June 30, 2001. The reason for the reduction was the implementation of SFAS 142, "Goodwill and Other Intangibles", at January 1, 2002, which no longer requires goodwill to be amortized, but periodically tested for impairment.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended June 30, 2002 was $11,769 compared to $29,395 for the three months ended June 30, 2001. The decrease in interest expenses is the result of the conversion of interest bearing debts to related parties into shares of common stock and lower debtor financing costs in the UK operations.

INCOME TAXES. There is a $600 income benefit arising from the amortization of Deferred taxes during the three months ended June 30, 2002, compared to a benefit of $1,800 during the three months ended June 30, 2001. The decrease in benefit is due to an adjustment to Deferred taxes at December 31, 2001, affecting the monthly amortization rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2002 were $189,355 compared to $1,399,650 as of December 31, 2001. This decrease is primarily due to the position of cash advances on the revolving line of credit at year end and at June 30, 2002, and the timing of payments to creditors at year end and at June 30, 2002.

As of June 30, 2002 the Company had a working capital deficit of $468,419 compared to a working capital deficit of $305,598 as of December 31, 2001. This was attributable to the loss from operations in the quarter, and the reduction in cash position due to cash used to pay down the long-term bank loans payable.

$3,968 in cash was used by investing activities in the six months ended June 30, 2002 compared to $5,233 used in six months ended June 30, 2001.

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits.

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 15, 2002                 24HOLDINGS INC.

                                       By: /s/ Michael Neame
                                           -------------------------------------
                                           Michael Neame
                                           President and Chief Executive Officer

                                       By: /s/ Roger Woodward
                                           -------------------------------------
                                           Roger Woodward
                                           Chief Financial Officer and Secretary
                                           (Principal Accounting Officer)