Form 10-Q
period 2002-09-30
24HOLDINGS INC
filed 2002-11-14
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------


                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     33-0726608
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Number of shares of Common Stock outstanding at November 13, 2002: 85,486,716.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET

                                              September 30, 2002       December 31, 2001
                                                 (Unaudited)

                                         ASSETS
Current assets:
Cash and cash equivalents                          $      55,913           $   1,339,650
Accounts receivable                                    1,656,986               1,958,937
Inventory                                                345,523                 312,180
Prepaid expenses and other assets                         54,820                  29,751
                                                   -------------           -------------

     Total current assets                              2,113,243               3,640,518

Loan receivable, related party                            14,591                  13,519

Property and equipment, net of
  accumulated depreciation and amortization            1,329,531               1,264,841

Goodwill, net of accumulated amortization                439,505                 408,862
                                                   -------------           -------------

                                                   $   3,896,869           $   5,327,740
                                                   =============           =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities-
Accounts payable and accrued expenses              $   1,934,527           $   2,745,435
Credit facility                                          668,048               1,123,604
Current portion of loan payable, bank                     99,640                  77,077
                                                   -------------           -------------

     Total current liabilities                         2,702,215               3,946,116

Loan payable, bank, less current portion                 219,899                 271,196

Note Payable, related party                                    -                 509,436

Deferred taxes                                            89,800                  91,600

Shareholders' equity:
Preferred stock; $0.001 par value,
  5,000,000 authorized, no shares
  issued and outstanding                                       -                       -
Common stock; $.001 par value, 100,000,000
  shares authorized 10,660,679 and
  85,486,716 shares issued and outstanding,
  respectively                                            36,742                  26,081
Additional paid in capital                            10,362,233               9,855,851
Other comprehensive loss                                (230,029)               (331,735)
Accumulated deficit                                   (9,283,991)             (9,040,805)
                                                   -------------           -------------

     Total shareholders' equity                          884,955                 509,392
                                                   -------------           -------------

                                                   $   3,896,869           $   5,327,740
                                                   =============           =============

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended     Three months ended        Nine months ended        Nine months ended
                                September 30, 2002     September 30, 2001        September 30, 2002       September 30, 2001
                                    (Unaudited)            (Unaudited)               (Unaudited)              (Unaudited)

Revenue:                        $        4,215,707     $        4,808,746        $       15,119,034       $       17,750,510

Cost of Revenue                          3,759,304              4,264,650                13,720,741               15,887,525
                                ------------------     ------------------        ------------------       ------------------

Gross profit                               456,403                544,096                 1,398,293                1,862,985

Operating expenses:
  Distribution costs                        75,056                196,458                   246,253                  431,578
  General and adminstrative
    expenses                               451,294                391,972                 1,304,788                1,459,178
  Depreciation                              16,614                 25,898                    50,244                   74,624
  Amortization                                   -                187,041                         -                  560,928
  Gain on sale of subsidiary                     -                      -                         -                 (230,322)
                                ------------------     ------------------        ------------------       ------------------

     Total operating expenses              542,964                801,369                 1,601,285                2,295,986

Net loss before interest and
  other income and interest
  expense                                  (86,561)              (257,273)                 (202,992)                (433,001)

Interest and other income                   (1,031)                (1,988)                   (3,945)                 (12,548)
Interest expense                            12,689                 24,611                    44,139                   96,433

Net income before provision
  for income taxes                         (98,219)              (279,896)                 (243,186)                (516,886)
                                ------------------     ------------------        ------------------       ------------------

Provision for income taxes                       -                 (1,800)                        -                   (5,400)

Net loss                        $          (98,219)    $         (278,096)       $         (243,186)      $         (511,486)
                                ==================     ==================        ==================       ==================

Net loss per share -
  basic and diluted             $            (0.00)    $            (0.00)       $            (0.00)      $            (0.01)
                                ==================     ==================        ==================       ==================

Weighted average number of
  shares outstanding -
  basic and diluted                     96,147,396             85,493,352                92,281,435               85,493,352
                                ==================     ==================        ==================       ==================

See accompanying notes to consolidated financial statements

                            24HOLDINGS INC.
                    (FORMERLY KNOWN AS SCOOP, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                     Nine months ended           Nine months ended
                                                                                    September 30, 2002          September 30, 2001
                                                                                        (Unaudited)                 (Unaudited)

Cash flows provided by (used for) operating activities:
  Net income (loss)                                                                 $         (244,387)         $         (511,486)

Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation                                                                                  50,244                      74,624
  Amortization                                                                                       -                     560,928
  Gain on sale of subsidiary                                                                         -                    (230,322)
  Foreign currency translation                                                                  62,426                      79,257

Changes in assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                                        432,986                     556,133
    Loans receivable, related party                                                            (11,564)                     40,592
    Inventory                                                                                   (8,270)                    355,153
    Prepaid expenses                                                                           (14,328)                      9,021

Changes in assets and liabilities:
  (Increase) decrease in assets:
    Accounts payable and accrued expenses                                                     (954,146)                   (906,852)
    Income taxes payable                                                                           795                     (10,322)
    Deferred taxes                                                                              (1,800)                     (5,400)
                                                                                    ------------------          ------------------

     Total adjustments                                                                        (443,657)                    522,812
                                                                                    ------------------          ------------------

     Net cash used for operating activities                                                   (688,044)                     11,326

Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                                                        (16,748)                     10,507
  Due to/from related parties                                                                        -                     (20,012)
                                                                                    ------------------          ------------------

     Net cash provided by (used for) investing activities                                      (16,748)                     (9,505)
                                                                                    ------------------          ------------------

Cash flows provided by (used for) financing activities:
  Proceeds from issuance of common stock                                                             -                           -
  Proceeds from sale of subsidiary, net of cash sold                                                 -                    (105,879)
  Credit facility                                                                             (524,660)                   (844,277)
  Payment on long-term debt, bank                                                              (54,286)                    (52,903)
                                                                                    ------------------          ------------------

     Net cash provided by (used for) financing activities                                     (578,946)                 (1,003,059)
                                                                                    ------------------          ------------------

Net increase (decrease) in cash                                                             (1,283,738)                 (1,001,238)
Cash, beginning of period                                                                    1,339,650                   2,261,181
                                                                                    ------------------          ------------------

Cash, end of period                                                                 $           55,913          $        1,259,943
                                                                                    ==================          ==================

Supplemental disclosure of cash flow information:
  Interest paid                                                                     $          102,537          $           81,505
                                                                                    ==================
  Income taxes paid                                                                 $           30,015          $                -
                                                                                    ==================          ==================

Supplemental disclosure of non-cash investing and financing activities:
  Shares issued in satisfaction of debt                                                      8,008,441
                                                                                    ==================

See accompanying notes to consolidated financial statements

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002




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

     Scoop, Inc. changed its name to 24Holdings Inc. on April 2, 2001.

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2002



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

(3)  Goodwill:

     The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles" and accordingly has ceased amortizing Goodwill, the expense for which would have been approximately $96,000 for the nine months ended September 30, 2001. Pursuant to the standard, the Company performed the first tier Goodwill impairment test based on criteria in effect at date of adoption, January 1, 2002, and determined that there is no indication of impairment. The Company has not yet determined the date of the annual impairment test, and therefore may perform the test again before the year end December 31, 2002, but does not expect the result to have a material impact on financial position and results of operations.

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

     On July 17, 2002, the Company, by way of redundancy, terminated the employment of Martin Clarke as President and Chief Executive Officer of the Company. Under the terms of Mr. Clarke's employment agreement with the operating companies, upon Mr. Clarke's termination the Company paid to Mr. Clarke an amount equal to six months' salary. However Mr. Clarke is pursuing a claim against the Company in the United Kingdom for unfair dismissal. The Company and its counsel cannot at this time estimate the possible outcome nor the extent of any possible claim.

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

RESULTS OF OPERATIONS

For the Nine Months ended September 30, 2002:

NET SALES. Net sales for the nine months ended September 30, 2002 were $15,119,034 compared to $17,750,510 for the nine months ended September 30, 2001, representing a decrease of 15%. The results for 2001 include three months of sales from the Norwegian operation, which was sold on March 31, 2001. In local currency, net sales for the nine months ended September 30, 2002 for the UK operations decreased by 12% compared to nine months ended September 30, 2001. The reduction in sales was primarily attributable to a drop in demand across the market, although this was partially offset by lower margin volume export sales to one specific account. This volume export customer accounted for approximately 5% of net sales in the nine months ended September 30, 2002.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2002 was $1,398,293 compared to $1,862,985 for the nine months ended September 30, 2001, representing a decrease of 25%. Gross profit as a percentage of sales was 9.2% for the nine months ended September 30, 2002 compared to 10.5% for the nine months ended September 30, 2001. $127,000 of the September 2001 Gross profit was from the Norwegian operation. The reduction in gross profit in the UK operation is the result of reduced sales and margins in a highly competitive market, and the impact of the lower margin volume export account.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2002 were $1,602,486 compared to $1,965,380 for the nine months ended September 30, 2001. $363,000 of the decrease in SG&A is attributable to the closure of the Norwegian operation. In the UK, the main area of cost reduction was in staffing levels. At the parent company level, the professional and legal costs associated with SEC filing requirements have been reduced compared to the nine months ended September 30, 2001. This is a result of the sale of the Norwegian subsidiary, which necessitated additional legal services and regulatory filings in the prior period.

GOODWILL AMORTIZATION. There was no goodwill amortization for the nine months ended September 30, 2002, compared to $560,928 for the nine months ended September 30, 2001. The reason for the reduction was the implementation of SFAS 142, "Goodwill and Other Intangibles", at January 1, 2002, which no longer requires goodwill to be amortized, but periodically tested for impairment.

INTEREST EXPENSE. Interest expense, net of interest income for the nine months ended September 30, 2002 was $40,194 compared to $83,885 for the nine months ended September 30, 2001, representing a decrease of 52%. The decrease in interest expense is the result of the conversion of interest bearing debts to related parties into shares of common stock and lower debtor financing costs in the UK operations.

INCOME TAXES. There is a $1,800 income benefit arising from the amortization of deferred taxes during the nine months ended September 30, 2002, compared to a benefit of $5,400 during the nine months ended September 30, 2001. The decrease in benefit is due to an adjustment to deferred taxes at December 31, 2001, affecting the monthly amortization rate.

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2002:

NET SALES. Net sales for the three months ended September 30, 2002 were $4,215,707 compared to $4,808,746 for the three months ended September 30, 2001, representing a decrease of 12%. In local currency for the three months ended September 30, 2002 net sales for the UK operations decreased by 18% over last year.

GROSS PROFIT. Gross profits for the three months ended September 30, 2002 were $456,403 compared to $544,096 for the three months ended September 30, 2001, representing a decrease of 16%. Gross profits as a percentage of sales were 10.8% for the three months ended September 30, 2002 compared to 11.3% for the three months ended September 30, 2001. The reduction in gross profit in the UK operation is the result of reduced sales and margins in a highly competitive market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2002 were $542,964 compared to $614,328 for the three months ended September 30, 2001. In the operating companies, SG&A costs, in local currency, were down 28%, mainly as a result of reduced costs due to lower staffing levels. At the parent company level, professional and legal costs associated with SEC filing requirements have decreased compared to the three months ended September 30, 2001. This is a result of the sale of the Norwegian subsidiary, which necessitated additional legal services and regulatory filings in the prior period.

GOODWILL AMORTIZATION. There was no goodwill amortization for the three months ended September 30, 2002, compared to $187,041 for the three months ended September 30, 2001. The reason for the reduction was the implementation of SFAS 142, "Goodwill and Other Intangibles", at January 1, 2002, which no longer requires goodwill to be amortized, but periodically tested for impairment.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended September 30, 2002 was $11,658 compared to $22,623 for the three months ended September 30, 2001. The decrease in interest expenses is the result of the conversion of interest bearing debts to related parties into shares of common stock and lower debtor financing costs in the UK operations.

INCOME TAXES. There is a $600 income benefit arising from the amortization of Deferred taxes during the three months ended September 30, 2002, compared to a benefit of $1,800 during the three months ended September 30, 2001. The decrease in benefit is due to an adjustment to Deferred taxes at December 31, 2001, affecting the monthly amortization rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2002 were $55,913 compared to $1,339,650 as of December 31, 2001. This decrease is primarily due to the position of cash advances on the revolving line of credit at year-end and at September 30, 2002, and the timing of payments to creditors at year-end and at September 30, 2002.

As of September 30, 2002 the Company had a working capital deficit of $588,972 compared to a working capital deficit of $305,598 as of December 31, 2001. This was attributable to the loss from operations in the quarter, and the reduction in cash due to payments made on long-term bank loans payable.

$16,748 in cash was used by investing activities in the nine months ended September 30, 2002 compared to $9,505 used in nine months ended September 30, 2001.

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

Date:  November 14, 2002                24HOLDINGS INC.

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