Form 10-K
period 2002-12-31
24HOLDINGS INC
filed 2003-04-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2002

                                       or

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

     [   ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 11, 2003: $21,042.83. The amount shown is based on the closing price of the registrant's Common Stock on the OTC Bulletin Board on that date. Shares of Common Stock known by the registrant to be beneficially owned by 10% shareholders, officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

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

   Number of shares of Common Stock outstanding at March 31, 2003: 85,486,716

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

The Business Today

24STORE's current business operations are held in the following two wholly-owned subsidiaries of 24STORE:

o    24STORE  Limited,  (previously  known as  Lapland  U.K.  Limited) a company registered in England in 1991, supplies primarily business customers with computer and electronics products. Operating from the Company's executive offices based approximately forty miles west of London, the company sells a wide range of computing and related products, sourced from major computer manufacturers. The business is generated from an active telesales team, working on inquiries from the existing customer base, regular advertising in national computer magazines, and from the company's web site, www.24Store.com. In October 2002, the company formed a new business unit, 24Solutions, operating from the same executive offices. 24Solutions offers primarily accounting based, business management software. Its services include the provision, customisation, installation and training on software products from leading business software vendors Accpac and Sage. The business is generated from an active sales team, working on enquiries from the existing customer base, and from the company's web site, www.24solutions.com.

o Mobile Planet Limited, a company registered in England in 1992, is a wholesaler of mobile computing and related products. The company acts as a
     distributor   in  the  United   Kingdom  for  major  brand  name   computer
     manufacturers, and related peripheral products. Based from the same facility as 24STORE, the business generates revenues from an established base of trade accounts. Effective March 1, 2003, the Mobile Planet Limited transferred its existing customers to 24STORE, and when outstanding transactions are completed, it is intended that Mobile Planet Limited will become dormant.

In addition to the foregoing two operating companies, 24STORE also holds 100% of the outstanding capital stock of Cyberia (UK) Limited, a company registered in England ("Cyberia"), whose sole purpose is to hold title to the real property on which the Company's headquarters are located.

Products and Services

The Company's primary products are computer and electronics products, and the provision, customisation, installation and training on software products from leading business software vendors. The products are sourced either directly from the manufacturers or purchased from national distributors. In both value and volume terms, the largest product line today is the supply of mobile computers, although the company also supplies "shrink-wrapped" computer software and other computer hardware including Desktop PCs and File Servers.

Sales and Marketing Strategy

The Company's traditional sales methods consisted of mail-order catalogues and telephone sales of computer and electronic equipment to business customers. In recent years, these traditional sales methods have been complemented by steadily increasing web-based sales. The Company believes that its future sales of computer and electronic equipment will be based on a combination of these three sales methods. In 2002 the Company formed a new division, 24Solutions, offering business management software. The Company will look to develop this division further and, in particular, sell software and consulting services to it's existing customer base of computer users.

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

The Company believes that the principal competitive factors affecting its product supply business include its ability to secure merchandise for sale at favorable terms and attract new customers at a favorable customer acquisition cost through its mail order, telephonic, and Internet sales channels. Although the Company believes that it can compete favorably in such a competitive atmosphere, the Company cannot be assured that it will be able to maintain a competitive position against current and future competitors.

The business management software markets also continue to evolve rapidly and are extremely competitive, and the Company expects competition to intensify in the future. The Company competes with a significant number of other companies in the sale of business management software. Current and potential competitors of the Company include, but are not limited to: (1) Accounting firms, (2) system integrators and value added resellers, (3) direct sales operations of software vendors, and (4) ASPs (application service providers) offering business software on a subscription basis.

The Company believes that the principal competitive factors affecting its business management software business include: (1) its ability to recruit and retain suitably qualified consultants (2) its ability to maintain authorisation, and competitive pricing from software vendors (3) its ability to attract new customers at a favorable customer acquisition cost. Although the Company believes that it can compete favorably in such a competitive atmosphere, the Company cannot be assured that it will be able to maintain a competitive position against current and future competitors.

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

Employees

As of March 31, 2003 the Company employed a total of 26 persons, including 16 in sales and marketing, three in operations and seven in general and administrative functions. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

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

     None.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

     The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol "TFHD." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as quoted on the OTC Bulletin Board and the National Quotation Bureau's Pink Sheets, as indicated below:

                                                                Bid
                  Quarter Ended                        High              Low
                  -------------                        ----              ---

                  December 31, 2002                  $0.0050           $0.0050
                  September 30, 2002                 $0.0200           $0.0200
                  June 30, 2002                      $0.0210           $0.0210
                  March 31, 2002                     $0.0800           $0.0410

                  December 31, 2001                  $0.1900           $0.0240
                  September 30, 2001                 $0.1900           $0.0800
                  June 30, 2001                      $0.5500           $0.1000
                  March 31, 2001                     $0.8750           $0.0625

     On April 11, 2003 the last reported sales price for the Company's Common Stock on the OTC Bulletin Board was $0.0035 per share.

     As of March 31, 2003, there were 209 shareholders of record.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2002 and is derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 Year Ended December 31,
                                            2002            2001           2000           1999           1998
                                       ----------------------------------------------------------------------------

Revenue                                   $ 18,598,455   $ 22,036,485   $ 28,058,566    $22,070,173     $5,453,410

Operating Income/(Loss)                     $(768,290)   $(1,726,533)   $(1,621,200)   $(4,921,367)      $ 130,993

Net Income/Loss                             $(827,279)   $(1,822,971)   $(1,823,162)   $(5,626,018)      $ 112,774


Loss per share, basic and diluted           $   (0.01)     $   (0.02)      $  (0.02)     $   (0.09)         $    -

Weighted average number of shares           93,255,869     85,486,717     81,241,503     64,703,528     60,783,219
outstanding

Working capital (deficit)                  $ (730,479)     $(305,596)     $(884,270)   $(8,146,694)       $ 65,794

Total Assets                               $ 3,978,041     $5,327,740    $10,456,258    $11,942,175    $ 1,012,940

Long-Term Debt                              $  212,414      $ 780,632       $381,396     $2,261,520          $   -

Total Shareholders equity (deficit)         $  336,249       $509,392     $2,431,526   $(5,579,076)      $ 138,739


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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of total net sales for the fiscal years ended December 31, 2002, 2001 and 2000. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

                                                   YEAR ENDED DECEMBER 31,
                                              2002           2001         2000

Net sales                                   100.0%         100.0%       100.0%
Cost of sales                                89.6%          89.2%        89.4%
  Gross profit                               10.4%          10.8%        10.6%
Operating expenses:
  Selling general and administrative         12.1%          11.5%        13.7%
  Goodwill amortization                          %           3.0%         2.7%
                                             ----
  Impairment loss on investments              2.4%           5.1%            %
  Gain on sales of subsidiary                    %         (1.0)%
                                             ----
    Total operating expenses                 14.5%          18.6%        16.4%
                                             -----          -----        -----
Net Income (Loss) from operations           (4.1)%         (7.8)%       (5.8)%
Net Interest expense                          0.3%           0.4%         1.0%
Loss before provision for income taxes      (4.4)%         (8.2)%       (6.7)%
Provision for income taxes                    0.0%           0.0%       (0.2)%
Net Income (Loss)                             4.4%           8.2%       (6.5)%


COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Net Sales--Net sales for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                      2002           2001          2000

Net sales                        $18,598,455     $22,036,487     $28,058,566
% increase (decrease) from           (15.6%)       (21.5%)          27.1%
  the previous year

Net sales for the years ended December 31, 2002, 2001 and 2000 were all derived from operations in Europe. The decrease in net sales for the year ended December 31, 2002 is primarily attributable to a drop in demand across the market and the disposal of the Norwegian subsidiary (see "Sale of Norwegian Subsidiary" above). For the UK Group, net sales decreased by 18.9% in local currency as compared to 2001 mainly due to weak market conditions. The increase in net sales for the year ended December 31, 2000 is the result of a full year's results from the UK Group acquired in 1999 and organic growth.

Gross Profit--Gross profit for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                   2002            2001             2000

Gross profit                    $1,937,009      $2,370,277       $2,981,942
% increase (decrease) from        (18.2%)         (20.5%)            8.4%
  the previous year
Gross margin                       10.4%           10.8%            10.6%

Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers. Gross profit for the year ended December 31, 2002 and the year ended December 31, 2001 has decreased due to a lower level of sales against the previous years. Gross profit for the year ended December 31, 2000 has increased over the previous year due to a higher level of sales. Gross margin percent has remained fairly consistent for the years ended December 31, 2002, 2001 and 2000 with small fluctuations due to change of product mix.

Selling,   General   and   Administrative    Expenses--Selling,    general   and
administrative ("SG&A") expenses for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                           2002          2001           2000

Selling, general and administrative     $2,254,455    $2,534,957     $3,839,728
% decrease from the previous year         (11.1)%        (34.0)%       (20.5)%
% of net sales                             12.1%          11.5%         13.7%

SG&A expenses for the year ended December 31, 2002 decreased by 11.1% to $2,254,455 from $2,534,957 in the year ended December 31, 2002. The decrease in SG&A for the 2002 fiscal year is the result of a reduction in staff related costs within the operating subsidiaries and a reduction of legal and professional costs in the parent company. SG&A expenses for the year ended December 31, 2001 decreased by 31.0% to $2,534,957 from $3,839,728 in the year ended December 31, 2000. The decrease in SG&A for the 2001 fiscal year is the result of the elimination of some overhead due to the disposal of the Norwegian subsidiary and reduced professional cost associated with the Company's SEC filings in the United States. SG&A expenses for the year ended December 31, 2000 decreased by 20.5% to $3,839,728 from $4,826,875 in the year ended December 31, 1999. The decrease in SG&A for the 2000 fiscal year reflects an increase in general overhead expenditures, offset by a reduction in research and development expenditure.

Goodwill Amortization--Following the implementation of SFAS 142, "Goodwill and Other Intangibles", there was no Goodwill amortization for the year ended December 31, 2002. SFAS 142 no longer requires goodwill to be amortized, but periodically tested for impairment. Goodwill amortization for the year ended December 31, 2001 was $666,277. The decrease over the previous year was the result of a write down of the investment in the UK Group. Goodwill amortization for the year ended December 31, 2000 was $763,414, a reduction of 9% from the previous year, in which amortization was $839,087. This reduction in goodwill amortization reflected a full provision made by the Company against the investment in its Norwegian subsidiary in the year ended December 31, 1999 resulting in a lower charge for goodwill amortization in the year ended December 31, 2000.

Impairment loss on investment--The impairment charges in the years ended December 31, 2002, and December 31, 2001 of $450,844 and $1,125,846 respectively arose from the write down of the UK Group investment.

Gain on disposal of subsidiary--The $230,322 gain in the year ended December 31, 2001 was the result of the sale of the Norwegian subsidiary.

Interest Expenses--Interest expenses, net of interest income for the years ended December 31, 2002, 2001 and 2000, were as follows:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                           2002           2001          2000

Interest income                           $4,945        $24,799       $14,364
% change from the previous year            (80.0)%         72.6%        (18.6)%
Interest expenses                        $58,201       $123,637      $284,350
% change from the previous year            (52.9)%        (56.5)%       (53.9)%

Interest income represents interest received on cash deposits and interest receivable on inter-company loans. Interest expenses include interest payable on bank overdrafts, mortgages, receivables financing arrangements and other loans. The reduction of interest expense in the years ended December 31, 2002 and December 31, 2001 is primarily attributable to the Company now having lower interest bearing debts to related parties following the restructuring of debt that occurred on March 31, 2000, and the conversion of interest bearing debts to related parties into the right to receive shares of common stock on April 10, 2002 (see ITEM 13. Certain Relationships and Related Transactions. The reduction in interest expenses in the year ended December 31, 2000 is also primarily attributable to this restructuring of debt (see "Debt Restructuring" above).

Income Taxes--Income taxes, for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                    2002         2001          2000
Income taxes                       $5,734         $(2,400)    $(68,024)

Income tax for the year ended December 31, 2002 is related to an under accrual from the previous year. Income tax for the year ended December 31, 2001 related to deferred tax accruals. The income tax credit for the year ended December 31, 2000 is an adjustment due to an over-accrual in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2002 were $802,091 compared to $1,339,650 as of December 31, 2001. The reduction in cash is the result of timing of payment of accounts payable, which have declined from the December 31, 2001 balance.

Net cash used by operating activities was $67,126 in 2002 compared to net cash used by operating activities of $163,843 in 2001.

As of December 31, 2002 the Company had a working capital deficit of $730,479 compared to a working capital deficit of $305,596 as of December 31, 2001.

As of December 31, 2002 included in current assets were cash and cash equivalents of $802,091 and receivables, net, expected to be collected within one year of $1,424,802.

Cash used by investing activities was $35,484 in 2002, compared to cash used in investing activities of $24,906 in 2001.

The change in working capital is primarily attributable to the loss for the year, and the reduction in cash due to payments made on long-term notes payable.

In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables, (2) a ten year mortgage expiring in 2008, secured by real property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%. Other than through its subsidiaries, the Company has no direct source of short-term funding. In addition to the items above, certain trade suppliers of 24STORE extend credit to 24STORE.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company adopted SFAS 142 on January 1, 2002, the effects of which are disclosed above.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for bad debt, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as allowance for bad debt, goodwill, inventory valuation and the deferred tax asset. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Future Capital Needs; Uncertainty of Additional Financing

The Company may need to raise additional funds in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complimentary businesses or technologies. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. The Company's main sources of funds currently come through its operating subsidiaries (see "Liquidity and Capital Resources" above). A reduction in market demand for the Company's products and services could damage the Company's ability to obtain short term funding from its current lenders and trade suppliers.

There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, which would likely have a material adverse effect on the Company's business, results of operations and financial condition.

Control By Existing Stockholder

InfiniCom AB beneficially owns approximately 90.1% of the outstanding shares of the Company's Common Stock (which includes 10,660,679 shares that it has the right to acquire, as described in ITEM 13). As a result, this stockholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by InfiniCom.

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

Reorganization of Parent Company

On January 28, 2002, the Company's parent company, InfiniCom AB, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company has emerged from reconstruction as of December 20, 2002. However, the parent company's reconstruction may affect the Company's ability to get additional funding to put management's plans for future expansion into place. If this occurred, one of the resulting scenarios could be the Company's decision not to continue as a public entity in the United States.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not hold any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company believes that the market risk arising from holdings of its financial instruments is not material. However, all of the Company's operations are conducted through its subsidiaries, including 24STORE and denominated in British pounds sterling and none of the Company's revenues are generated in U.S. Dollars. For consolidation purposes, the assets and liabilities of 24STORE are converted to U.S. Dollars using year-end exchange rates and results of operations are converted using a monthly average rate during the year. Fluctuations in the currency rates between the United Kingdom and the United States may give rise to material variances in reported earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000






                                    CONTENTS

                                                                           Page


Independent Auditors' Report                                                 1

Financial Statements:
  Consolidated Balance Sheets                                                2
  Consolidated Statements of Operations                                      3
  Consolidated Statement of Shareholders' Equity                             4
  Consolidated Statements of Cash Flows                                    5-6
  Notes to Consolidated Financial Statements                               7-17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
24Holdings Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net losses of $827,279 and $1,822,971 in the last two years, negative working capital of $730,479 and accumulated deficit of $9,868,084 at December 31, 2002 raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 3, 2003

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS                            December 31,      December 31,
                                                                       2002              2001
                                                                       ----              ----
Current assets:
  Cash and cash equivalents                                   $        802,091   $     1,339,650
  Accounts receivable, less allowance for doubtful
    accounts of $65,516 and $16,687 at
    December 31, 2002 and 2001                                       1,424,802         1,958,937
  Inventories                                                          315,576           312,180
  Prepaid and other current assets                                      67,230            29,752
                                                              ----------------   ---------------

          Total current assets                                       2,609,699         3,640,520

Loan receivable, related party                                               -            13,519

Property and equipment, net of accumulated depreciation              1,368,342         1,264,840

Goodwill, net of accumulated amortization                                    -           408,862
                                                              ----------------   ---------------

                                                              $      3,978,041   $     5,327,740
                                                              ================   ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                       $      2,377,465   $     2,745,836
  Credit facility                                                      874,110         1,123,604
  Income taxes payable                                                     134              (401)
  Current maturities of notes payable, bank                             88,469            77,077
                                                              ----------------   ---------------
          Total current liabilities                                  3,340,178         3,946,116
                                                              ----------------   ---------------
Note payable, bank, less current maturities                            212,414           271,196
                                                              ----------------   ---------------
Deferred tax liability                                                  89,200            91,600
                                                              ----------------   ---------------
Long-term note payable, related party                                        -           509,436
                                                              ----------------   ---------------

Shareholders' equity:
  Preferred stock $.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.                             -                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 96,147,396 and 85,486,717, shares issued and
    outstanding at December 31, 2002 and 2001, respectively             36,742            26,081
  Additional paid-in capital                                        10,362,233         9,855,851
  Other comprehensive loss                                            (194,642)         (331,735)
  Accumulated deficit                                               (9,868,084)       (9,040,805)
                                                              ----------------   ---------------

     Total shareholders' equity                                        336,249           509,392
                                                              ----------------   ---------------

                                                              $      3,978,041   $     5,327,740
                                                              ================   ===============

The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year ended                  Year ended                Year ended
                                                         December 31, 2002           December 31, 2001         December 31, 2000
                                                         -----------------           -----------------         -----------------

Revenue                                                $       18,598,455                 22,036,485           $      28,058,566

Cost of Revenue                                                16,661,446                 19,666,260                  25,076,624
                                                       ------------------          -----------------           -----------------
Gross profit                                                    1,937,009                  2,370,225                   2,981,942
                                                       ------------------          -----------------           -----------------
Operating expenses:
  Selling, general and administrative expenses                  2,254,455                  2,534,957                   3,839,728
  Goodwill amortization                                                 -                    666,277                     763,414
  Goodwill impairment                                             450,844                  1,125,846                           -
  Gain on disposal of subsidiary                                        -                   (230,322)                          -
                                                       ------------------          -----------------           -----------------
                                                                2,705,299                  4,096,758                   4,603,142
                                                       ------------------          -----------------           -----------------
Loss from operations                                             (768,290)                (1,726,533)                 (1,621,200)
                                                       ------------------          -----------------           -----------------
Other:
  Interest income                                                  (4,945)                   (24,799)                    (14,364)
  Interest expense                                                 58,200                    123,637                     284,350
                                                       ------------------          -----------------           -----------------
                                                                   53,255                     98,838                     269,986
                                                       ------------------          -----------------           -----------------
Loss before income taxes                                         (821,545)                (1,825,371)                 (1,891,186)

Income taxes, principally current                                   5,734                     (2,400)                    (68,024)
                                                       ------------------          -----------------           -----------------
Net loss                                               $         (827,279)         $      (1,822,971)          $      (1,823,162)
                                                       ==================          =================           =================
Net loss per share - basic and diluted                 $            (0.01)         $           (0.02)          $           (0.02)
                                                       ==================          =================           =================
Weighted average number of shares outstanding -
  basic and diluted                                            93,255,869                 85,486,717                  81,241,503
                                                       ==================          =================           =================

The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS ' EQUITY

                                                                                                         Retained          Total
                                                                        Additional        Other          earnings/     shareholders'
                                                     Common stock         paid-in      comprehensive    accumulated       equity /
                                                  Shares      Amount      capital      income/(loss)     (deficit)       (deficit)
                                                  ------      ------     ----------    ------------   -------------    -------------
Balance at December 31, 1999                  66,795,457   $  7,390               -    $  (191,794)   $ (5,394,672)    $ (5,579,076)

Shares issued in satisfaction of debt         17,726,127     17,726       7,986,390                                       8,004,116

Shares issued in sale to parent company          965,133        965       1,869,461                                       1,870,426

Foreign currency translation                                                               (40,778)                         (40,778)

Net loss for the year ended
  December 31, 2000                                                                                     (1,823,162)      (1,823,162)
                                              ----------     --------    ----------     ------------   ------------     ------------

Balance at December 31, 2000                  85,486,717      26,081      9,855,851       (232,572)     (7,217,834)       2,431,526

Foreign currency translation                                                               (99,163)                        (99,163)

Net loss for the year ended
  December 31, 2001                                                                                     (1,822,971)       1,822,971)
                                              ----------     --------    ----------     -----------    ------------      -----------

Balance at December 31, 2001                  85,486,717      26,081      9,855,851       (331,735)     (9,040,804)         509,392

Shares issued upon conversion of
  debt on April 10, 2002                      10,660,679      10,661        506,382                                         517,043

Foreign currency translation                                                               137,093                          137,092

Net loss for the year ended
  December 31, 2002                                                                                       (827,279)        (827,279)
                                              ----------     --------    -----------    -----------     -----------     ------------

Balance at December 31, 2002                  96,147,396     $ 36,742    $10,362,233    $ (194,642)     (9,868,084)     $   336,249
                                              ==========     ========    ===========    ===========     ===========     ============

The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               Year ended             Year ended              Year ended
                                                            December 31, 2002      December 31, 2001      December 31, 2000
                                                            -----------------      -----------------      -----------------

Cash flows provided by (used for) operating activities:
  Net loss                                                         (827,279)       $   (1,822,971)          $ (1,823,162)
                                                                ------------       ---------------          -------------
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation                                                   67,330                93,923                129,091
      Amortization of goodwill                                            -               666,277                763,414
      Goodwill impairment                                           450,844             1,125,846                      -
      Gain on sale of subsidiary                                          -              (230,322)                     -
      Foreign currency translation                                  121,489               (46,786)               510,025

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                           703,409             1,103,316                846,081
      Inventories                                                    29,150               266,701                289,736
      Prepaid and other current assets                              (25,694)                9,261                (43,111)

    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                        (584,524)           (1,315,662)            (1,299,135)
      Deferred taxes                                                 (2,400)               (2,400)                     -
      Income taxes payable                                              549               (11,026)               (60,997)
                                                               ------------       ---------------          -------------

          Total adjustments                                         760,153             1,659,128              1,135,104
                                                               ------------       ---------------          -------------

          Net cash used for operating activities                    (67,126)             (163,843)              (688,058)
                                                               ------------       ---------------          -------------

                                   (Continued)

The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      Year ended              Year ended            Year ended
                                                                   December 31, 2002       December 31, 2001     December 31, 2000
                                                                   -----------------       -----------------     -----------------
Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                                     (35,484)                15,550                 (30,136)
  Due to/from related parties                                                     -                (40,456)                 36,836
                                                                 ------------------      -----------------       -----------------

  Net cash provided by (used for) investing activities                      (35,484)               (24,906)                  6,700
                                                                 ------------------      -----------------       -----------------

Cash flows provided by (used for) financing activities:
  Payments on note payable, bank                                            (81,183)               (76,043)                 (1,694)
  Credit facility                                                          (353,766)              (550,860)                      -
  Sale of subsidiary, net of cash acquired                                        -               (105,879)                      -
  Payments on notes payable, related parties                                      -                      -              (1,354,044)
  Proceeds from (payments on) short-term loans,                                   -                      -                 567,406
    related parties
  Proceeds from issuance of common stock                                          -                      -               1,870,426
                                                                 ------------------      -----------------       -----------------

  Net cash provided by (used for) financing activities                     (434,949)              (732,782)              1,082,094
                                                                 ------------------      -----------------       -----------------

Net increase (decrease) in cash and cash equivalents                       (537,559)              (921,531)                400,736
Cash and cash equivalents, beginning of year                              1,339,650              2,261,181               1,860,445
                                                                 ------------------      -----------------       -----------------

Cash and cash equivalents, end of year                           $          802,091              1,339,650       $       2,261,181
                                                                 ==================      =================       =================

Supplemental disclosure of cash flow information:
  Interest paid                                                  $           67,718      $          91,903       $         215,019
                                                                 ==================      =================       =================
  Income taxes paid                                              $                -      $           6,952       $          34,368
                                                                 ==================      =================       =================

Supplemental disclosure of non-cash investing and
 financing activities:
  Issuance of notes payable in connection with acquisitions      $                -       $              -        $               -
                                                                 ==================       =================       =================
  Issuance of shares in satisfaction of debt                     $                -       $              -        $       8,008,441
                                                                 ==================       =================       =================
  Issuance of shares upon conversion of long-term debt,          $          517,043       $              -        $               -
   related party                                                 ==================       =================       =================


The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


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


(2)  Summary of Significant Accounting Policies:

     Basis of Presentation:

     The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $827,279 and $1,822,971 during 2002 and 2001, respectively, and has an accumulated deficit of $9,868,084 at December 31, 2002. The Company had negative working capital of $711,164 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to decrease operating costs and enter into new sources of revenue, including software sales and consulting. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(2)  Summary of Significant Accounting Policies, Continued:

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

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(2)  Summary of Significant Accounting Policies, Continued:

     Goodwill:

          In connection with various acquisitions which were accounted for under the purchase method of accounting, the Company recorded goodwill. The remaining goodwill at December 31, 2001 was being amortized using the straight-line method over the estimated useful lives of five years. Accumulated amortization on all goodwill was $2,265,828 at December 31, 2001.

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

          On January 1, 2003 the Company adopted SFAS No. 142, "Goodwill and Other Intangibles" and accordingly has ceased amortizing Goodwill, the expense for which would have been approximately $210,000, for the year ended December 31, 2002. Pursuant to the standard, the Company performed the first tier Goodwill impairment test based on criteria in effect at date of adoption, January 1, 2002, and determined that there was no indication of impairment. The Company has determined the date of the annual impairment test will be the Company's fiscal year end of December 31, and therefore performed the test again at December 31, 2002. Due to the decrease in the market value of the Company's publicly traded common stock, the fair value of the reporting unit was below the carrying value of the reporting unit, an indication of impairment to the carrying value of the goodwill. Pursuant to SFAS 142, the second tier impairment test was conducted to measure the amount of impairment loss, whereby the implied fair value of reporting unit goodwill is compared with the carrying amount of that goodwill, determined in the same manner as the amount of goodwill recognized in a business combination is determined. The impairment test resulted in the recognition of an impairment loss of approximately $451,000, the carrying value of the goodwill.

     Inventory:

          Inventory is stated at the lower of cost or market using the FIFO (first-in, first-out) cost method.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


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

     Advertising Costs:

          Advertising costs are expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, advertising expenses amounted to approximately $125,000, $136,000 and $262,000, respectively.

     Concentration:

          During the year ended December 31, 2002, the Company has one major customer accounting for 13.8% of their sales, or approximately $1,705,000. There were no amounts due from this customer included in accounts receivable at December 31, 2002.

          During the year ended December 31, 2001, the Company has one major customer accounting for 10.7% of their sales, or approximately $1,580,000. Approximately $195,000 due from this customer is included in accounts receivable at December 31, 2001.

     Basic and Diluted Earnings (Loss) Per Share:

          Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the years ended December 31, 2002, 2001 and 2000 because there were no dilutive securities outstanding during those periods.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


(2)  Summary of Significant Accounting Policies, Continued:

     Segment:

          Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 2002, 2001, and 2000 all revenues have been derived from European operations.

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

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company adopted SFAS 142 on January 1, 2002, the effects of which are disclosed above.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

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

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact on the Company's financial position or results of operations.

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


(2)      Summary of Significant Accounting Policies, Continued:

         Recent Accounting Pronouncements, Continued:

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

(3)  Property and Equipment:

     Property and equipment consist of the following:

                                               December 31,        December 31,
                                                   2002                2001
                                                   ----                ----

     Land and building                       $      1,375,865    $     1,240,510
     Computer equipment                               257,586            193,395
     Vehicles                                          27,226             65,343
     Office furniture and equipment                   162,843            152,059
                                             ----------------    ---------------

                                                    1,823,520          1,651,307
     Less accumulated depreciation                    455,178            386,467
                                             ----------------    ---------------

                                             $      1,368,342    $     1,264,840
                                             ================    ===============

(4)  Major Vendor:

     Included in accounts payable at December 31, 2001 is approximately $1,036,000 owed to five suppliers. Purchases from these suppliers during 2001 totaled approximately $9,347,500.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(5)  Credit Facility:

     Two of the Company's subsidiaries in the United Kingdom use a discount financing company for credit administration and cash flow purposes. The financing company purchases approved receivables, less a commission and discounting charges. The discount rate is 1.75% and 2% above the base rate of National Westminster Bank in the United Kingdom, 5.75% and 5.25% at December 31, 2002 and 2001, respectively.

     The financing  company holds as security  interests all receivables as well
     as  the  personal  guarantees  of  the   officer-stockholders   limited  to
     anti-fraud.


(6)  Note Payable, Bank:

     One of the Company's subsidiaries in the United Kingdom has a note payable to its bank. The note is due November 14, 2007 and accrues interest at 2% above the bank's current base rate (6% and 5.25% at December 31, 2002 and 2001). The note is secured by the underlying building and the cross guarantee of the two other United Kingdom subsidiaries.

     A summary of the note payable is as follows:

                                         December 31,        December 31,
                                             2002                2001
                                             ----                ----

     Principal                          $        300,883    $       348,273
     Less current maturities                      88,469             77,077
                                        ----------------    ---------------

                                        $        212,414    $       271,196
                                        ================    ===============

     The following summarizes the aggregate maturities of the note payable as of December 31, 2002:

     Year ended December 31,
        2003                               $  88,469
        2004                                  91,729
        2005                                  61,715
        2006                                  58,970
                                              ------

                                           $ 300,883
                                           =========

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


(7)  Note Payable, Related Party:

     On April 10, 2002, the Company and its parent company agreed to convert the long-term note payable, related party, into shares of the Company's common stock. The note payable was converted into 10,660,679 shares applying a conversion rate calculated as the weighted average stock price over the last 30 trading days, or $ 0.485 per share.


(8)  Income Taxes:

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

     The Company does not file consolidated tax returns in the United Kingdom. December 31, 2000 reflects refunds and credits received on overpayments in previous years. No tax expense is due in December 31, 2002 or 2001 due to group relief between the related entities under UK taxation rules.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate as follows:

                                                December 31,    December 31,    December 31,
                                                    2002            2001            2000
                                                -----------     -----------     ------------
     Provision at expected federal
       statutory rate                                 (35)%           (35)%            (35)%
     Loss for which no benefit is available            35              35               35
     Overpayment of taxes in prior years                -               -                5
     Foreign federal and local taxes
       provided on a separate return
       basis at rates lower than
       statutory U.S. federal rate                      -               -               (8)
                                                ----------        --------          --------
                                                     -%                 -%              (3)%
                                                ==========        ========          ========

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


(9)  Sale of Subsidiary:

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


(10) Contingencies:

     Parent Company

     On January 28, 2002, the Company's parent company, InfiniCom, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company has restructured their debt and emerged from reconstruction during 2002. As a result, the parent company does not currently have the funds to assist in financing the working capital of the Company, nor in financing the reporting requirements of the Company.

     On July 17, 2002, the Company, by way of redundancy, terminated the employment of the President/Chief Executive Officer, with the Board of Directors ratifying the termination on August 12, 2002. Under the terms of the former President/Chief Executive Officer's employment agreement with the operating companies, the Company paid six months salary to him upon his termination. The former President/Chief Executive Officer has initiated proceedings against the Company, with a court date set for March 27, 2003. The Company is in negotiations on a compromise agreement, with settlement amount of approximately $72,000 included in accrued expenses.

(11)  Selected Quarterly Financial Data (Unaudited):

                                                                2002
                                 --------------------------------------------------------------------
                                     31-Dec            30-Sep             30-Jun           31-Mar

Sales                                $3,479,421         $4,215,707        $5,930,663      $4,972,664
                                 ---------------   ----------------   ---------------    ------------

Gross Margin                           $538,716           $456,403          $490,602        $451,288
                                 ---------------   ----------------   ---------------    ------------

Net Income (Loss)                    ($583,490)          ($98,219)         ($56,509)       ($89,061)
                                 ===============   ================   ===============    ============

Net Income (Loss) per share:            ($0.01)              $0.00             $0.00           $0.00
                                 ===============   ================   ===============    ============

                                                                2001
                                 --------------------------------------------------------------------
                                     31-Dec            30-Sep             30-Jun           31-Mar

Sales                                $4,285,975         $4,808,746        $5,333,934      $7,607,830
                                 ---------------   ----------------   ---------------    ------------

Gross Margin                           $507,240           $544,096          $590,668        $728,221
                                 ---------------   ----------------   ---------------    ------------

Net Income (Loss)                  ($1,311,485)         ($278,096)           $43,619      ($277,009)
                                 ===============   ================   ===============    ============

Net Income (Loss) per share:            ($0.02)              $0.00             $0.00           $0.00
                                 ===============   ================   ===============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, position with the Company, age and tenure of each director and executive officer are as follows:

        Name                   Age        Position                         Since
        ----                   ---        --------                         -----
        Urban von Euler        47         Director and Chairman
                                            of the Board                   2002
        Larsake Sandin         53         Director                         2000

        Michael Neame          41         President and                    2002
                                          Chief Executive Officer
                                           and Director
        Roger Woodward         57         Chief Financial Officer,         2001
                                          Chief Accounting Officer
                                            and Secretary

     Michael Neame, President and Chief Executive Officer and Director. Mr. Neame came to 24STORE via the acquisition of LapLand (UK) Limited the company for which he had been Managing Director since 1991. Mr. Neame was responsible for the Finance and Logistics operations of the organization from inception to date. Prior to LapLand he was Managing Director of Orchid (Europe) Limited, the European subsidiary of a San Francisco based manufacturer of computer peripherals and motherboards. Mr. Neame joined Orchid in May 1988 as Financial Controller, promotion followed to Financial Director in March 1989 and Managing Director in October 1989, with responsibility for all European subsidiaries. Orchid Technology was quoted on the London stock market. Mr. Neame is a Fellow of the Chartered Institute of Management Accountants, having trained as an accountant with a number of Blue Chip UK & International companies including Sainsbury's, GEC, and ITW Inc.

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

     Urban von Euler, Director and Chairman of the Board. Mr. von Euler is the Chief Executive Officer of Infinicom AB, the majority shareholder of the Company. Mr. von Euler joined Infinicom in August 2000 and has been closely involved with the Company since then. Mr. von Euler has long experience as an executive manager of several companies both in Sweden and different countries in Europe as well as in the United States and has extensive marketing and sales experience. Mr. von Euler is presently on the board of directors of several companies and has specialized in working with companies in strong development, change of management and in turn-around situations. Mr. von Euler has a formal education and diploma in business administration and a background in accounting from one of the leading international accounting firms in Sweden, where he worked for 6 years. Prior to joining Infinicom, Mr. von Euler was the president and Chief Executive Officer of a private health care company.

     Each director of the Company will hold office until such director's successor is elected and qualified or until such director's earlier resignation or removal. Each executive officer of the Company will hold office until such officer's successor is elected and qualified or until such officer's earlier resignation or removal in accordance with the Company's bylaws.

     There currently exists no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was or is to be selected as such. No family relationships exist between any current or prospective executive officer or director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. To the Company's knowledge, during the fiscal year ending December 31, 2002 the Reporting Persons complied with all applicable Section 16(a) reporting requirements, except that InfiniCom AB has not yet filed a report on Form 4 to reflect its right to receive 10,660,679 newly issued shares of Common Stock (see
ITEM 13 below).

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth compensation earned, whether paid or deferred, during the fiscal years ended December 31, 2002, 2001 and 2000 by the Company's Chief Executive Officer and the Executive Officers of the Company whose compensation was $100,000 or greater during the fiscal year ended December 31, 2002.

                                                    Annual
                                                 Compensation         Long-Term Compensation

                                                                     Restricted    Securities         All Other
                       Principal                Salary      Bonus       Stock      Underlying       Compensation
Name                   Position        Year       ($)        ($)     Awards ($)    Options (#)           ($)
-----------------------------------------------------------------------------------------------------------------
Michael Neame (1)   President and      2002  $ 142,500    $  --        $  --            --          $ 18,000
                    Chief Executive    2001  $ 137,085    $  --        $  --            --          $ 17,316
                    Officer            2000  $ 147,465    $  --        $  --            --          $ 18,627

Martin Clarke       President and      2002 $   90,324(2)  $  --       $  --            --          $ 90,000(3)
                    Chief Executive    2001  $ 137,085    $  --        $  --            --          $ 18,502
                    Officer            2000  $ 149,465    $  --        $  --            --          $ 18,627

(1) Mr. Neame was appointed as President and Chief Executive Officer of the Company on August 12, 2002.

(2) On July 17, 2002, the Company, by way of redundancy, terminated the employment of Mr. Clarke, with the Board of Directors ratifying the termination on August 12, 2002. In addition to Mr. Clarke's salary through July 17, 2002, under the terms of Mr. Clarke's employment agreement with the operating companies, the Company paid six months' salary ($42,825) to him upon his termination. the Company agreed to payments totaling approximately $72,000 to be paid no later than April 20, 2003.

(3) Consisting of the following amounts: Pension Benefits of $18,000, Statutory Redundancy Pay of $4,500 and Settlement Payment of $67,500 (see footnote
     (2) above)

Option Grants in Last Fiscal Year

     The Company did not grant any options during the last fiscal year.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of March 31, 2003, concerning the Common Stock of the Company beneficially owned (i) by each director and each Named Executive Officer of the Company, (ii) by all directors and executive officers of the Company as a group and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Other than the shares which may be acquired by InfiniCom AB (see footnote 1 of the table), the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                          Beneficially Owned
         Name and Address                             Shares             Percent
                                                      ------             -------
         InfiniCom AB (publ)
         Karlaplan 2
         114 60 Stockholm
         Sweden.................................   86,665,136(1)            90.1

         Larsake Sandin
         Frensham Court, Summerfield Lane
         Surrey GU10 3AN
         England................................            0                0

         Martin Clarke
         Kingston
         Reading Road North
         Fleet
         Hampshire
         GU13 8RR
         United Kingdom.........................            0                0

         Michael Neame
         21 Archery Fields
         Odiham
         Hook
         Hampshire
         RG29 1AE
         United Kingdom.........................    1,238,363                1.4

         Urban von Euler
         Valhallavagen 108
         Stockholm
         Sweden.................................            0                0

         Roger Woodward
         Zennor
         Cherry Tree Walk
         Rowledge
         Farnham
         Surrey
         GU10 4AD
         United Kingdom.........................            0                0

         All executive officers and directors as
         a group (5 persons)....................    1,238,363                1.4

     (1) Includes the right of InfiniCom AB to acquire 10,660,679 shares of Common Stock under a Capital Contribution Agreement with the Company (see ITEM 13 below).

     The Company currently maintains no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 10, 2002, the Company and InfiniCom AB, the Company's parent, entered into a Capital Contribution Agreement pursuant to which the Company and InfiniCom agreed to convert a note payable by the Company to InfiniCom in the amount of $517,043 into Common Stock of the Company. The note payable was converted into InfiniCom's right to receive 10,660,679 newly issued shares of Common Stock, applying a conversion rate calculated as the weighted average stock price over the prior 30 trading days, or $0.0485 per share. As of March 31, 2003, the shares had not yet been issued.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of these controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules

     (1)  Financial Statements

          The financial statements listed below and included under Item 8, are filed as part of this report.

          Consolidated Financial Statements of 24Holdings Inc.

          (i)       Independent Auditors' Report

          (ii) Consolidated Balance Sheet at December 31, 2002 and December 31, 2001

          (iii) Consolidated Statement of Income (Operations) for each of the three years ended December 31, 2002

          (iv) Consolidated Statement of Shareholders' Equity (Deficit) for each of the three years ended December 31, 2002

          (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2002

          (vi)      Notes to the Consolidated Financial Statements

     (2)  Financial Statement Schedules

          All schedules have been omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

(b)  Exhibits


Exhibit Number           Description
--------------           -----------

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

Exhibit Number           Description
--------------           -----------

     2.4 Agreement on the Transfer of Shares dated March 29, 2001 between 24STORE (Europe) Limited and Compo Consult AS (English Translation) (Filed as Exhibit 2.4 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 2001 (filed April 16, 2002) and incorporated herein by this reference).

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

Exhibit Number           Description
--------------           -----------

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

     10.10 Capital Contribution Agreement dated April 10, 2002 between InfiniCom AB (publ) and 24Holdings Inc. (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 2001 (filed April 16, 2002) and incorporated herein by this reference).

     10.11* Agreement dated March 21, 2003 among Lapland UK Ltd., Mobile Planet Ltd., Cyberia (UK) Ltd., 24Holdings Inc., Michael Neame, Larsake Sandin, Lennart Orkan, Roger Woodward, Urban von Ueler, Akbar Seddigh, 24Store (Europe) Ltd. and Martin Clarke.

     21*                 List of Subsidiaries of the Company.

     99.1*               Chief Executive Officer Certification pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2*               Chief Financial Officer Certification pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

* filed or furnished with this report

(c)  Current Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24HOLDINGS INC.


By: /s/ Michael Neame
   ------------------------
    Name:     Michael Neame
    Title:    President and
              Chief Executive Officer

Date:  April 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Michael Neame
   ------------------------
    Name:     Michael Neame
    Title:    President, Chief Executive
              Officer and Director

By: /s/ Roger Woodward
   ------------------------
   Name:     Roger Woodward
   Title:    Chief Financial Officer
             (Principal Accounting Officer)

By: /s/ Larsake Sandin
   ------------------------
   Name:     Larsake Sandin
   Title:    Director

By:   /s/ Urban von Euler
   ------------------------
   Name:     Urban von Euler
   Title:    Director

                                 CERTIFICATIONS

I, Michael Neame, certify that:

1. I have reviewed this annual report on Form 10-K of 24Holdings Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003



By: /s/Michael Neame
   --------------------------
   Name:     Michael Neame
   Title:    President and
             Chief Executive Officer

                                 CERTIFICATIONS

I, Roger Woodward, certify that:

1. I have reviewed this annual report on Form 10-K of 24Holdings Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003



By:  /s/ Roger Woodward
   --------------------------------------
   Name:   Roger Woodward
   Title:  Chief Financial Officer
           (Principal Accounting Officer)