Form 10-Q
period 2003-03-31
24HOLDINGS INC
filed 2003-05-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               -------------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  33-0726608
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding at May 14, 2003: 85,486,716.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEETS


                                                                   March 31, 2003         December 31, 2002
                                                                   --------------         -----------------
                                                                    (Unaudited)
                                  ASSETS
Current assets:
Cash and cash equivalents                                             $     2,301              $    802,091
Accounts receivable                                                     1,948,085                 1,424,802
Inventory                                                                 532,979                   315,576
Prepaid expenses and other assets                                          72,356                    67,230
                                                                      -----------              ------------
     Total current assets                                               2,555,721                 2,609,699


Property and equipment , net of
  accumulated depreciation and amortization                             1,346,602                 1,368,342
                                                                      -----------              ------------

                                                                      $ 3,902,323              $  3,978,041
                                                                      ===========              ============


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities-
  Accounts payable and accrued expenses                               $ 2,211,802              $  2,377,599
Credit facility                                                         1,025,802                   874,110
  Current portion of loan payable, bank                                   100,431                    88,469
                                                                      -----------              ------------
     Total current liabilities                                          3,338,035                 3,340,178

Loan payable, bank, less current portion                                  173,225                   212,414

Deferred taxes                                                             88,600                    89,200

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized, no shares
    issued and outstanding                                                      -                         -
Common stock; $.001 par value,  100,000,000 shares authorized
    96,147,396 shares issued and outstanding                               36,742                    36,742
Additional paid in capital                                             10,362,233                10,362,233
  Other comprehensive loss                                               (210,907)                 (194,643)
Accumulated deficit                                                    (9,885,605)               (9,868,083)
                                                                      -----------              ------------
     Total shareholders' equity                                           302,463                   336,249
                                                                      -----------              ------------

                                                                      $ 3,902,323              $  3,978,041
                                                                      ===========              ============


                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



<
                                                                   Three months ended       Three months ended
                                                                     March 31, 2003           March 31, 2002
                                                                     --------------           --------------
                                                                      (Unaudited)              (Unaudited)

    Revenue                                                        $      4,190,612         $       4,972,664

    Cost of Revenue                                                       3,623,684                 4,521,376
                                                                   ----------------         -----------------

    Gross profit                                                            566,928                   451,288


    Operating expenses:
      Distribution costs                                                     98,683                    85,408
      General and administative                                             455,051                   420,669
      Depreciation                                                           17,519                    17,505
                                                                   ----------------         -----------------
         Total operating expenses                                           571,253                   523,582
                                                                   ----------------         -----------------

    Net loss before interest and other income
      and interest expense                                                   (4,325)                  (72,294)

    Interest and other income                                                  (799)                   (1,471)
    Interest expense                                                         13,995                    18,238
                                                                   ----------------         -----------------

    Net loss before provision for income taxes                              (17,521)                  (89,061)

    Provision for income taxes                                                    -                         -
                                                                   ----------------         -----------------

    Net loss                                                       $        (17,521)        $         (89,061)
                                                                   =================        ==================


    Other comprehensive loss:
       Foreign currency translation                                         (16,525)                  (24,172)
                                                                   -----------------        ------------------
    Total comprehensive loss                                       $        (34,046)        $        (113,233)
                                                                   =================        ==================

    Net loss per share -
      basic and diluted                                            $          (0.00)        $           (0.00)
                                                                   =================        ==================

    Weighted average number of shares outstanding -
      basic and diluted                                                  96,147,396                85,486,717
                                                                   ================         ==================


                             24HOLDINGS INC.
                     (FORMERLY KNOWN AS SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Three months ended   Three months ended
                                                                             March 31, 2003       March 31, 2002
                                                                             --------------       --------------
                                                                               (Unaudited)          (Unaudited)
Cash flows provided by (used for) operating activities:
 Net loss                                                                    $     (17,521)       $     (89,061)
                                                                             -------------        -------------

Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
Depreciation                                                                        17,519               17,505
Foreign currency translation                                                       (14,806)             (15,532)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                               (555,877)             (13,374)
Inventory                                                                         (225,612)               1,391
Prepaid expenses and other current assets                                           (6,180)             (25,161)


Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                           (122,624)            (624,306)
  Income taxes payable                                                                (470)                   -
  Deferred taxes                                                                      (600)                (600)
                                                                             -------------        -------------

   Total adjustments                                                              (908,650)            (660,077)
                                                                             -------------        -------------

   Net cash used for operating activities                                         (926,171)            (749,138)
                                                                             -------------        -------------

Cash flows provided by (used for) investing activities:
 Acquisition of property and equipment                                             (21,976)                   -
 Due to/from related party                                                              -                 4,038
                                                                             -------------        -------------

     Net cash provided by (used for) investing activities                          (21,976)               4,038
                                                                             -------------        -------------

Cash flows provided by (used for) financing activities:
 Payments on credit facility                                                       170,041             (216,111)


 Payments on long-term debt, bank                                                  (21,684)             (13,552)
                                                                             -------------        -------------

    Net cash provided by (used for) financing activities                           148,357             (229,663)
                                                                             -------------        -------------

Net decrease in cash and cash equivalents                                         (799,790)            (974,763)
Cash and cash equivalents, beginning of period                                     802,091            1,339,650
                                                                             -------------        -------------
Cash and cash equivalents, end of period                                     $       2,301        $     364,887
                                                                             =============        =============

Supplemental disclosure of cash flow information:
  Interest paid                                                              $      11,017        $      18,815
                                                                             =============        =============
  Income taxes paid                                                          $           -        $           -
                                                                             =============        =============

                                24HOLDINGS INC.
                        (formerly known as Scoop, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2003




(1)      Description of Business:

         Interim Financial Statements:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of 24Holdings Inc. and subsidiaries on Form 10-K for the year ended December 31, 2002.

         General:

         24Holdings Inc., formerly known as Scoop, Inc. ("24Holdings" or the "Company"), was incorporated in 1996 in the state of Delaware as an online news provider. In July 1998, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California. On October 5, 1999 pursuant to a Plan of Reorganization approved by the Bankruptcy Court, the Company was acquired in a reverse merger with 24STORE (Europe) Limited, formerly known as 24STORE.com Limited ("24STORE"), whose parent company acquired 91% of the outstanding shares of the Company, or 60,783,219 of newly issued shares, in exchange for all the outstanding shares of 24STORE.

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

                                24HOLDINGS INC.
                        (formerly known as Scoop, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2003



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

         Basis of Presentation:

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $827,279 and $17,521 during the year ended December 31, 2002 and the three months ended March 31, 2003, respectively, and has an accumulated deficit of $9,885,605 at March 31, 2003. The Company had negative working capital of $782,314 at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to decrease operating costs and enter into new sources of revenue, including software sales and consulting, and selling some assets to raise funds. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3)      Contingencies:

         On January 28, 2002, the Company's parent company, InfiniCom AB, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company restructured its debt and emerged from reconstruction during 2002. As a result, the parent company does not currently have the funds to assist in financing the working capital of the Company, nor in financing the reporting requirements of the Company.

         On July 17, 2002, the Company, by way of redundancy, terminated the employment of its President/Chief Executive Officer, with the Company's Board of Directors ratifying the termination on August 12, 2002. Under the terms of the former President/Chief Executive Officer's employment agreement with the operating companies, the Company paid to him an amount equal to six months' salary upon his termination. The former President/Chief Executive Officer pursued a claim against the Company in the United Kingdom for unfair dismissal; however, during March 2003 the Company reached a settlement agreement with the former President/Chief Executive Officer for approximately $72,000, which amount is included in accrued expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002:

NET SALES. Net sales for the three months ended March 31, 2003 were $4,190,612 compared to $4,972,664 for the three months ended March 31, 2002, representing a decrease of 16%. The main reason for the reduction in the three months ended March 31, 2003 was a reduction in sales to a volume export account.

GROSS PROFIT. Gross profit for the three months ended March 31, 2003 was $566,928 compared to $451,288 for the three months ended March 31, 2002 representing an increase of 26%. Gross profit as a percentage of sales were 13.5% for the three months ended March 31, 2003 compared to 9.1% for the three months ended March 31, 2002. The changes in gross profit between periods are a result of the reduction in sales to a low margin high volume export account and high margins on software solutions sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2003 were $571,253 compared to $523,582 for the three months ended March 31, 2002. The increase is attributable to the cost associated with the software solutions business, started up during the fourth quarter 2002.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended March 31, 2003 was $13,196 compared to $16,767 for the three months ended March 31, 2002.

INCOME TAXES

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2003 were $2,301 compared to $802,091 as of December 31, 2002. This decrease is primarily due to the position of cash advances on the revolving line of credit at year end and the timing of payments to creditors at year end and at March 31, 2003.

The net decrease in cash for the three months ended March 31, 2003 was $799,790 compared to a net decrease of $974,763 in the three months ended March 31, 2002.

Cash used for acquisition of equipment in the three months ended March 31, 2003 was $21,976, mainly used for the upgrading of computer equipment.

In its United Kingdom operating subsidiaries, the Company has (1) a revolving line of credit based on 70% of eligible receivables, (2) a ten year mortgage expiring in 2008, secured by the underlying property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for bad debt, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as allowance for bad debt, goodwill, inventory valuation and the deferred tax asset. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


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

Item 4. Controls and Procedures.

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

Date:  May 15, 2003                    24HOLDINGS INC.

                                       By: /s/ Michael Neame
                                           -------------------------------------
                                           Michael Neame
                                           President and Chief Executive Officer

                                       By: /s/ Roger Woodward
                                           -------------------------------------
                                           Roger Woodward
                                           Chief Financial Officer and Secretary
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Michael Neame, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of 24Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003



By:  /s/Michael Neame
     ---------------------------------
     Name:   Michael Neame
     Title:  President and
             Chief Executive Officer

                                 CERTIFICATIONS

I, Roger Woodward, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of 24Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003



By:  /s/ Roger Woodward
     ---------------------------------
     Name:   Roger Woodward
     Title:  Chief Financial Officer
             (Principal Accounting Officer)