Form 10-Q
period 2003-06-30
24HOLDINGS INC
filed 2003-08-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 2003
                                ---------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------  to  -----------------------


                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   33-0726608
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                  Cyberia House
                           Church Street, Basingstoke
                               Hampshire RG21 7QN
                                 United Kingdom
                    (Address of Principal Executive Offices)

                                +44 1256 867 800
                               (Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  Common  Stock   outstanding  at  August  13,  2003:
85,486,716.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                 24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEETS



                                                    June 30, 2003         December 31, 2002
                                                   --------------         -----------------
                                                    (Unaudited)

                               ASSETS
Current assets:
Cash and cash equivalents                          $        2,305         $       802,091
Accounts receivable                                     1,532,363               1,424,802
Inventory                                                 500,308                 315,576
Prepaid expenses and other assets                          43,780                  67,230
                                                   --------------         ---------------
  Total current assets                                  2,078,756               2,609,699

Property and equipment, net of
  accumulated depreciation and amortization             1,421,829               1,368,342
                                                   --------------           -------------

                                                   $    3,500,585         $     3,978,041
                                                   ==============         ===============



        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses             $    1,660,918         $     2,377,599
 Credit facility                                        1,299,092                 874,110
 Current portion of loan payable, bank                    105,142                  88,469

    Total current liabilities                           3,065,152               3,340,178

Loan payable, bank, less current portion                  158,620                 212,414

Deferred taxes                                             88,000                  89,200

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
  no shares issued and outstanding                              -                       -

Common stock; $.001 par value,  100,000,000 shares
  authorized 96,147,396 and 96,147,396 shares
  issued and outstanding, respectively                     36,742                  36,742

Additional paid in capital                             10,362,233              10,362,233
Other comprehensive loss                                 (174,506)               (194,643)
Accumulated deficit                                   (10,035,656)             (9,868,083)
                                                    -------------        ----------------
    Total shareholders' equity                            188,813                 336,249

                                                    $   3,500,585        $      3,978,041
                                                    =============        ================

The accompanying notes form an integral part of these financial statements

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three months ended   Three months ended   Six months ended   Six months ended
                                                        June 30, 2003        June 30, 2002       June 30, 2003      June 30, 2002
                                                    --------------------  -----------------    -----------------  -----------------
                                                          (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)

Revenue                                             $         2,991,615    $      5,930,663    $      7,182,227   $   10,903,327

Cost of Revenue                                               2,623,529           5,440,061           6,247,213        9,961,437
                                                    --------------------   ----------------    -----------------  ---------------

Gross profit                                                    368,086             490,602             935,014          941,890

Operating expenses:
  Distribution costs                                             68,332              85,789             167,016          171,197
  General and adminstrative expenses                            414,692             433,427             869,743          854,096
  Depreciation                                                   19,395              16,125              36,913           33,630
                                                    --------------------   ----------------    -----------------  ---------------
   Total operating expenses                                     502,419             535,341           1,073,672        1,058,923
                                                    --------------------   ----------------    -----------------  ---------------

Net loss before interest and other
  income and interest expense                                  (134,333)            (44,740)           (138,658)        (117,034)


Interest and other income                                          (894)             (1,443)             (1,693)          (2,914)
Interest expense                                                 16,612              13,212              30,607           31,450
                                                    --------------------   ----------------    -----------------  ---------------

Net loss before provision for income taxes                     (150,051)            (56,509)           (167,573)        (145,570)

Provision for income taxes                                            -                   -                   -                -

                                                    --------------------   ----------------    -----------------  ---------------

Net loss                                           $           (150,051)  $         (56,509)    $      (167,573)  $     (145,570)
                                                   ====================    ================     ===============   ===============

Net loss per share -
  basic and diluted                                $              (0.00)  $           (0.00)    $         (0.00)  $        (0.00)
                                                   ====================    ================     ===============   ===============

Weighted average number of shares outstanding -
  basic and diluted                                          85,493,352          95,199,780          85,493,352       90,316,417
                                                   ====================    ================     ===============   ===============

The accompanying notes form an integral part of these financial statements


                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                            Six months ended             Six months ended
                                                                              June 30, 2003               June 30, 2002
                                                                               (Unaudited)                 (Unaudited)

Cash flows provided by (used for) operating activities:
 Net income (loss)                                                           $      (167,573)            $     (145,570)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                                          36,913                     33,630
Foreign currency translation                                                          20,903                     45,589

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                                  (68,334)                   103,068
Loans receivable, related party                                                            -                    (10,607)
Prepaid expenses                                                                      24,708                    (14,203)
Inventory                                                                           (173,935)                   164,935

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                                             (767,843)                  (977,535)
  Income taxes payable                                                                (1,049)                       785
  Deferred taxes                                                                      (1,200)                    (1,200)
                                                                             ----------------        -------------------
   Total adjustments                                                                (929,837)                  (655,538)
                                                                             ----------------        -------------------
    Net cash used for  operating activities                                       (1,097,410)                  (801,108)

Cash flows used for investing activities -
 Acquisition of property and equipment                                               (53,974)                    (3,969)
                                                                             ----------------        -------------------
     Net cash provided by (used for) investing activities                            (53,974)                    (3,969)
                                                                             ----------------        -------------------
Cash flows provided by (used for) financing activities:
  Credit facility                                                                    396,218                   (311,469)
 Payment on long-term debt, bank                                                     (44,620)                   (33,749)
                                                                             ---------------        -------------------
    Net cash provided by (used for) financing activities                             351,598                   (345,218)
                                                                             ---------------        -------------------

Net decrease in cash                                                                (799,786)                (1,150,295)
Cash, beginning of period                                                            802,091                  1,339,650
                                                                             ---------------        -------------------
Cash, end of period                                                          $         2,305        $           189,355
                                                                             ===============        ===================
Supplemental disclosure of cash flow information:
  Interest paid                                                              $        29,192        $            73,687
                                                                             ===============        ===================
  Income taxes paid                                                          $             -        $                 -
                                                                             ===============        ===================

Supplemental disclosure of non-cash investing and financing activities:
  Shares issued upon conversion of long term debt, related party                                    $           517,043
                                                                                                    ===================

The accompanying notes form an integral part of these financial statements

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2003


(1)  Description of Business:

     Interim Financial Statements:

     The accompanying  financial statements include all adjustments  (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of 24Holdings Inc. and subsidiary on Form 10-K for the year ended December 31, 2002.

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

     Basis of Presentation:

     The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $827,279 and $167,573 during the year ended December 31, 2002 and the six months ended June 30, 2003, respectively, and has an accumulated deficit of $10,035,656 at June 30, 2003. The Company had negative working capital of $986,396 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to decrease operating costs and enter into new sources of revenue, including software sales and consulting, and selling some assets to raise funds. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2003

Recent Accounting Pronouncements:

     During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

     During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

(2)  Principles of Consolidation:

     The accompanying consolidated statements include the accounts of 24Holdings Inc. and subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency transactions are included in the determination of net loss.

(3)  Contingencies:

     On January 28, 2002, the Company's parent company, InfiniCom AB, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company restructured its debt and emerged from reconstruction during 2002. As a result, the parent company is experiencing difficulties in providing funds to assist in financing the working capital of the Company, including the reporting requirements of the Company. The parent company experienced a change of control during the second quarter of 2003 and subsequent to June 30, 2003 has advanced some funds to the Company. However, it cannot be guaranteed that the parent company will continue to advance funds to the Company, either for operations or reporting requirements.

     On July  17,  2002,  the  Company,  by way of  redundancy,  terminated  the employment of its President/Chief Executive Officer, with the Company's Board of Directors ratifying the termination on August 12, 2002. Under the terms of the former President/Chief Executive Officer's employment agreement with the operating companies, the Company paid six months' salary to him upon his termination. The former President/Chief Executive Officer pursued a claim against the Company in the United Kingdom for unfair dismissal; however, during March 2003 the Company reached a settlement agreement with the former President/Chief Executive Officer for approximately $72,000, which amount has been paid as of June 30, 2003.

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management will evaluate its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management will base its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the deferred tax asset valuation. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2003:

NET SALES. Net sales for the three months ended June 30, 2003 were $2,991,615 compared to $5,930,663 for the three months ended June 30, 2002 representing a decrease of 50%. The main reasons for the reduction in the three months ended June 30, 2003 were reduced sales to a volume export account, and general market weakness in the computer hardware market.

GROSS PROFIT. Gross profit for the three months ended June 30, 2003 was $368,086 compared to $490,602 for the three months ended June 30, 2002 representing a decrease of 25%. Gross profits as a percentage of sales were 12.3% for the three months ended June 30, 2003 compared to 8.3% for the three months ended June 30, 2002. The increase in gross profit as a percentage of sales between periods is primarily a result of the reduction in sales to a low margin high volume export account, which had decreased the gross profit during the three months ended June 30, 2002, and improved product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2003 were $502,419 compared to $535,341 for the three months ended June 30, 2002. The decrease is primarily attributable to a reduction in advertising expenditure and reduction in audit/accountancy cost accruals.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended June 30, 2003 was $15,718 compared to $11,769 for the three months ended June 30, 2002.

INCOME TAXES.

There was no tax expense during either period.

For the Six Months ended June 30, 2003:

NET SALES. Net sales for the six months ended June 30, 2003 were $7,182,227 compared to $10,903,327 for the six months ended June 30, 2002 representing a decrease of 34%. The reduction in sales was primarily attributable to a drop in demand across the computer market and reduced sales to a low margin volume export account in the first half of 2002. This volume export customer accounted for approximately 20% of net sales in the six months ended June 30, 2002.

GROSS PROFIT. Gross profit for the six months ended June 30, 2003 was $935,014 compared to $941,890 for the six months ended June 30, 2002 representing a decrease of 1%. Gross profit as a percentage of sales was 13.0% for the six months ended June 30, 2003 compared to 8.6% for the six months ended June 30, 2002. The increase in percentage gross profits is primarily attributable to reduced sales to the low margin volume export account, improved product mix, and higher margins achieved on a new division offering solution based computer software sales.

SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES.   Selling,   general   and
administrative ("SG&A") expenses for the six months ended June 30, 2003 were $1,073,672 compared to $1,058,924 for the six months ended June 30, 2002.

In local currency both the Parent company, and its UK subsidiaries reduced their expenses for the six months ended June 30, 2003, expense reductions were primarily in staffing levels, and legal and professional expenses. Due however to the change in US Dollar/Pounds Sterling exchange rates after translation there was a 2% increase in expenses compared to the six months ended June 30, 2002.

INTEREST EXPENSE. Interest expense, net of interest income for the six months ended June 30, 2003 was $28,915 compared to $28,536 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2003 were $2,305 compared to $802,891 as of December 31, 2002. This decrease is primarily due to the position of cash advances on the revolving line of credit at year-end and the timing of payments to creditors at year-end and at June 30, 2003.

The cash balance has remained substantially unchanged for the three months ended June 30, 2003, compared to a net decrease of $174,532 in the three months ended June 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company believes that the market risk arising from holdings of its financial instruments is not material. However, all of the Company's operations are conducted through its subsidiary 24STORE and denominated in British pounds sterling and none of the Company's revenues are generated in US Dollars. For consolidation purposes, the assets and liabilities of 24STORE are converted to US Dollars using year-end exchange rates and results of operations are converted using a monthly average rate during the year. Fluctuations in the currency rates between the United Kingdom, Norway and the United States may give rise to material variances in reported earnings of the Company.

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

Date:  August 14, 2003                 24HOLDINGS INC.

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

                                       By: /s/ Roger Woodward
                                           -------------------------------------
                                           Roger Woodward
                                           Chief Financial Officer and Secretary
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Michael Neame, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of 24Holdings Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

     4. The issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Annual Report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

     5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date:  August 14, 2003


By:  /s/ Michael Neame
   --------------------------------
     Name:    Michael Neame
     Title:   President and Chief Executive Officer

                                 CERTIFICATIONS

I, Roger Woodward, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of 24Holdings Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

     4. The issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Annual Report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

     5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date:  August 14, 2003


By:  /s/ Roger Woodward
   ---------------------------------------
     Name:    Roger Woodward
     Title:   Chief Financial Officer
              (Principal Accounting Officer)