Form 10-Q
period 2003-09-30
24HOLDINGS INC
filed 2003-11-14
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------------------------------------

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    -----------------------

                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     33-0726608
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding at November 13, 2003:
85,486,716.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                      September 30, 2003      December 31, 2002
                                                      -------------------     -----------------
                                                         (Unaudited)

                                     ASSETS
Current assets:
Cash and cash equivalents                                $      143              $  802,091
Accounts receivable                                       1,589,179               1,424,802
Inventory                                                   252,162                 315,576
Prepaid expenses and other assets                            22,843                  67,230
                                                         ----------              ----------
    Total current assets                                  1,864,327               2,609,699

Property and equipment, net of
  accumulated depreciation and amortization                 110,571               1,368,342
Long-term assets held for sale                            1,287,794                       -
                                                         ----------              ----------
                                                         $3,262,692              $3,978,041
                                                         ==========              ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                    $1,577,397              $2,377,599
Credit facility                                           1,149,440                 874,110
Income taxes payable
Short term loans, related party                              69,988                       -
 Current portion of loan payable, bank                      112,148                  88,469
                                                         ----------              ----------
   Total current liabilities                              2,908,973               3,340,178

Loan payable, bank, less current portion                    136,339                 212,414

Deferred taxes                                               87,400                  89,200

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
  no shares issued and outstanding                                -                       -
Common stock; $.001 par value,  100,000,000 shares
   authorized 96,147,396 shares issued
   and outstanding                                            36,742                  36,742
Additional paid in capital                                10,362,233              10,362,233
Other comprehensive loss                                    (170,385)               (194,643)
Accumulated deficit                                      (10,098,610)             (9,868,083)
                                                         ------------             -----------
   Total shareholders' equity                                129,980                 336,249
                                                         ------------             -----------
                                                          $3,262,692              $3,978,041
                                                         ============             ===========


                                24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)
                 CONSOLIDATED STATEMENTS OF (OPERATIONS)

                                                Three months ended   Three months ended    Nine months ended      Nine months ended
                                                September 30, 2003   September 30, 2002    September 30, 2003     September 30, 2002
                                                ------------------   ------------------    ------------------     -----------------
                                                    (Unaudited)         (Unaudited)           (Unaudited)             (Unaudited)
Revenue:                                            $ 3,170,609         $ 4,215,707          $ 10,352,836            $ 15,119,034

Cost of Revenue                                       2,732,939           3,759,304             8,980,153              13,720,741
                                                    -----------         -----------          ------------            ------------

Gross profit                                            437,670             456,403             1,372,683               1,398,293

Operating expenses:
  Distribution costs                                     39,982              75,056               206,997                 246,253
  General and administrative expenses                   424,891             451,294             1,294,634               1,304,788
  Depreciation                                           22,286              16,614                59,200                  50,244
  Amortization                                                -                   -                     -                       -
  Gain on sale of subsidiary                                  -                   -                     -                       -
                                                    -----------------------------------------------------------------------------
   Total operating expenses                             487,159             542,964             1,560,831               1,601,285

Net loss before interest and other
  income and interest expense                          (49,489)            (86,561)             (188,148)               (202,992)

Interest and other income                                 (233)             (1,031)               (1,926)                 (3,945)
Interest expense                                         13,689              12,689                44,296                  44,139

Net loss before provision for income taxes             (62,945)            (98,219)             (230,518)               (243,186)

Provision for income taxes                                    -                   -                     -                       -

Net loss                                              $(62,945)           $(98,219)            $(230,518)              $(243,186)
                                                    -----------         -----------          ------------            ------------
Net loss per share -
  basic and diluted                                     $(0.00)             $(0.00)               $(0.00)                 $(0.00)
                                                    -----------         -----------          ------------            ------------
Weighted average number of shares outstanding -
  basic and diluted                                 96,147,396          96,147,396            96,147,396              96,147,396
                                                    ===========         ===========          ============            ============


See accompanying notes to consolidated financial statements

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                Nine months ended      Nine months ended
                                                                               September 30, 2003     September 30, 2002
                                                                               ------------------     ------------------
                                                                                   (Unaudited)           (Unaudited)

Cash flows provided by (used for) operating activities:
 Net income (loss)                                                                 $ (230,518)            $ (243,186)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for)
 operating activities:
Depreciation                                                                           59,200                 50,244
Amortization                                                                                -                      -
Gain on sale of subsidiary                                                                  -                      -
Foreign currency translation                                                           24,979                 61,225


Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                                  (116,018)               432,986
Loans receivable, related party                                                             -                (11,564)
Inventory                                                                              72,548                 (8,270)
Prepaid expenses                                                                       45,582                (14,328)

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                                              (862,711)              (954,146)
  Income taxes payable                                                                    234                    795
  Deferred taxes                                                                       (1,800)                (1,800)
                                                                                  ------------            -----------
   Total adjustments                                                                 (777,986)              (444,858)
                                                                                  ------------            -----------

    Net cash used for operating activities                                         (1,008,504)              (688,044)

Cash flows provided by (used for) investing activities:
 Acquisition of property and equipment                                                (45,210)               (16,747)
 Proceeds from short-term loans, related party                                         69,988                      -
                                                                                  ------------            -----------
     Net cash provided by (used for) investing activities                              24,778                (16,747)

Cash flows provided by (used for) financing activities:
  Proceeds from issuance of common stock                                                    -                      -
  Proceeds from sale of subsidiary, net of cash sold                                        -                      -
  Credit facility                                                                     242,907               (524,660)

 Payment on long-term debt, bank                                                      (61,129)               (54,286)
                                                                                  ------------            -----------

    Net cash provided by (used for) financing activities                              181,778               (578,946)
                                                                                  ------------            -----------

Net increase (decrease) in cash                                                      (801,948)            (1,283,737)
Cash, beginning of period                                                             802,091              1,339,650
                                                                                  ------------            -----------
Cash, end of period                                                               $       143            $    55,913
                                                                                  ============           ============
Supplemental disclosure of cash flow information:
  Interest paid                                                                   $    81,505            $   102,537
                                                                                  ============           ============
  Income taxes paid                                                               $         -            $    30,015
                                                                                  ============           ============


Supplemental disclosure of non-cash investing and financing activities:
  Shares issued in satisfaction of debt                                                                    8,008,441
                                                                                                          ===========

See accompanying notes to consolidated financial statements


                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003




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

          Basis of Presentation:

          The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $827,279 and $230,518 during the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively, and has an accumulated deficit of $10,098,610 at September 30, 2003. The Company had negative working capital of $1,044,646 at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to decrease operating costs and enter into new sources of revenue, including software sales and consulting, and selling some assets to raise funds. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2003



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

(3)       Long-term asset held for sale:

          The Company is in negotiations to sell the freehold property in which its operations are conducted. As all the conditions of SFAS 145 "Long-Lived Assets to Be Disposed Of by Sale", paragraph 30, have been met, the property has been classified in the accompanying financial statements as a separate line item.

(4)       Contingencies:

          On January 28, 2002, the Company's parent company, InfiniCom AB, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company restructured its debt and emerged from reconstruction during 2002. As a result, the parent company is experiencing difficulties in providing funds to assist in financing the working capital of the Company, including the reporting requirements of the Company. The parent company experienced a change of control during the second quarter of 2003 and during the third quarter of 2003 advanced approximately $70,000 to the Company. However, it cannot be guaranteed that the parent company will continue to advance funds to the Company, either for operations or reporting requirements.

          On July 17, 2002, the Company, by way of redundancy, terminated the employment of its President/Chief Executive Officer, with the Company's Board of Directors ratifying the termination on August 12, 2002. Under the terms of the former President/Chief Executive Officer's employment agreement with the operating companies, the Company paid six months' salary to him upon his termination. The former President/Chief Executive Officer pursued a claim against the Company in the United Kingdom for unfair dismissal; however, during March 2003 the Company reached a settlement agreement with the former President/Chief Executive Officer for approximately $72,000, which amount has been paid as of September 30, 2003.

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

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2003:

NET SALES. Net sales for the three months ended September 30, 2003 were $3,170,609 compared to $4,215,707 for the three months ended September 30, 2002 representing a decrease of 25%. The main reason for the reduction in the three months ended September 30, 2003 was a reduction in sales to a volume export account and a low level of demand in the computer hardware market.

GROSS PROFIT. Gross profit for the three months ended September 30, 2003 was $437,669 compared to $456,403 for the three months ended September 30, 2002 representing a decrease of 4%. Gross profits as a percentage of sales were 13.8% for the three months ended September 30, 2003 compared to 10.8% for the three months ended September 30, 2002. The changes in gross profit between periods are a result of the reduction in sales to the low margin high volume export account, improved computer hardware margins due to product mix, and higher margins on software solutions sales which the Company began to sell during 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2003 were $487,159 compared to $542,964 for the three months ended September 30, 2002. The decrease is primarily attributable to a reduction in advertising expenditure and reduction in professional cost accruals.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended September 30, 2003 was $13,456 compared to $11,658 for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2003 were $143 compared to $802,091 as of December 31, 2002. This decrease is primarily due to the position of cash advances on the revolving line of credit at year-end and the timing of payments to creditors at year-end and at September 30, 2003.

The cash balance has remained almost unchanged for the three months ended September 30, 2003 compared to a net decrease of $133,442 in the three months ended September 30, 2002.

In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables and (2) a ten year mortgage expiring in 2008, secured by the underlying property and (3) a $75,000 overdraft facility. The mortgage, the revolving line of credit and the overdraft facility bear interest at the prime rate plus 2%.

For the Nine Months ended September 30, 2003:

NET SALES. Net sales for the nine months ended September 30, 2003 were $10,352,836 compared to $15,119,034 for the nine months ended September 30, 2002 representing a decrease of 32%. The reduction in sales was primarily attributable to a drop in demand across the market and reduced sales to a lower margin volume export account that had accounted for approximately 6% of net sales in the nine months ended September 30, 2002.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2003 was $1,372,683 compared to $1,398,293 for the nine months ended September 30, 2002 representing a decrease of 1%. Gross profit as a percentage of sales was 13.3% for the nine months ended September 30, 2003 compared to 9.2% for the nine months ended September 30, 2002. For the first nine months of 2003 higher margins were the result of improved product mix in computer hardware, higher margins on software solutions sales, and the impact of the first nine months of 2002 having included low margin sales to the volume export account.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2003 were $1,560,831 compared to $1,601,285 for the nine months ended September 30, 2002.

In the UK, costs in local currency were reduced from 908,594 Pounds Sterling for the nine months ended September 30, 2003 compared to 1,007,399 Pounds Sterling for the nine months ended September 30, 2002. The main area of cost reduction was in staffing levels and audit/accountancy cost. Due to changes in the exchange rate, costs in US dollars increased by 7%. At the Parent company costs were reduced by 15% for the nine months ended September 30, 2003 compared to September 30, 2002. The cost reductions were primarily in professional and legal costs associated with SEC filing requirements.

INTEREST EXPENSE. Interest expense, net of interest income for the nine months ended September 30, 2003 was $42,370 compared to $40,194 for the nine months ended September 30, 2002

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Date:  November 14, 2003              24HOLDINGS INC.

                                      By: /s/ Michael Neame
                                          -------------------------------------
                                          Michael Neame
                                          President and Chief Executive Officer

                                     By: /s/ Roger Woodward
                                         --------------------------------------
                                         Roger Woodward
                                         Chief Financial Officer and Secretary
                                         (Principal Accounting Officer)

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

Date:  November 14, 2003


By:/s/ Michael Neame
   -----------------------------------------
   Name:  Michael Neame
   Title: President and Chief Executive Officer

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

Date:  November 14, 2003


By:/s/ Roger Woodward
   -------------------------------------------
   Name:  Roger Woodward
   Title: Chief Financial Officer
          (Principal Accounting Officer)