Form 10-K
period 2003-12-31
24HOLDINGS INC
filed 2004-04-14
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003

                                       or

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

     [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes  [ ]  No  [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 6, 2004: $1,056,032. The amount shown is based on the closing price of the registrant's Common Stock on the OTC Bulletin Board on that date. Shares of Common Stock known by the registrant to be beneficially owned by 10% shareholders, officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

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

     Number of shares of Common Stock outstanding at April 6, 2004: 85,486,716

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

The Business Today

24STORE's current business operations are held in the following two wholly-owned subsidiaries of 24STORE:

o 24STORE Limited, (previously known as Lapland U.K. Limited) a company registered in England in 1991, supplies primarily business customers with computer and electronics products. Operating from the Company's executive offices based approximately forty miles west of London, the company sells a wide range of computing and related products, sourced from major computer manufacturers. The business is generated from an active telesales team, working on inquiries from the existing customer base, regular advertising in national computer magazines, and from the company's web site, www.24Store.com. In October 2002, the company formed a new business unit, 24Solutions, operating from the same executive offices. 24Solutions offers primarily accounting based, business management software. Its services include the provision, customisation, installation and training on software products from leading business software vendor Sage. The business is generated from an active sales team, working on enquiries from the existing customer base, and from the company's web site, www.24solutions.com.

o Mobile Planet Limited, a subsidiary of the Company, previously operated as a wholesaler of mobile computing and related products. During 2003, the Company caused Mobile Planet to discontinue operations.

In addition to the foregoing two operating companies, 24STORE also holds 100% of the outstanding capital stock of Cyberia (UK) Limited, a company registered in England ("Cyberia"), whose sole purpose is to hold title to the real property on which the Company's headquarters are located (see ITEM 2. Properties).

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

Sales and Marketing Strategy

The Company's traditional sales methods consisted of mail-order catalogues and telephone sales of computer and electronic equipment to business customers. In recent years, these traditional sales methods have been complemented by steadily increasing web-based sales. The Company believes that its future sales of computer and electronic equipment will be based on a combination of these three sales methods. In 2002 the Company formed a new division, 24Solutions, offering business management software. The Company will look to develop this division further and, in particular, sell software and consulting services to its existing customer base of computer users.

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

Employees

As of March 31, 2004 the Company employed a total of 19 persons, including 11 in sales and marketing, two in operations and six in general and administrative functions. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located in Basingstoke, United Kingdom, approximately forty miles west of London. The Company, through a wholly owned subsidiary named Cyberia (UK) Limited, owns the freehold of its office and warehouse space in the United Kingdom for use in the ordinary course of its business. The property, which is approximately 7,800 square feet, was constructed in 1959, and substantially refurbished in 1998. The Company has entered into agreements to sell its freehold interest in this real property and temporarily lease back its present office space to allow a transitional period for the Company to vacate the premises. The term of the temporary lease will be a period not to exceed 18 months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

     The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol "TFHD." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as quoted on the OTC Bulletin Board, as indicated below:

                                                       Bid
          Quarter Ended                        High              Low
          -------------                        ----              ---

          December 31, 2003                  $0.0400           $0.0055
          September 30, 2003                 $0.0500           $0.0050
          June 30, 2003                      $0.0060           $0.0035
          March 31, 2003                     $0.0200           $0.0035

          December 31, 2002                  $0.0050           $0.0050
          September 30, 2002                 $0.0200           $0.0200
          June 30, 2002                      $0.0210           $0.0210
          March 31, 2002                     $0.0800           $0.0410

     On April 6, 2004 the last reported sales price for the Company's Common Stock on the OTC Bulletin Board was $0.04 per share.

     As of April 6, 2004, there were 233 shareholders of record.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2003 and is derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      Year Ended December 31,
                                                 2003            2002           2001           2000           1999
                                            ----------------------------------------------------------------------------

Revenue                                         $14,562,402    $18,598,455   $ 22,036,485    $28,058,566    $22,070,173

Operating Income/(Loss)                           $(13,181)     $(768,290)   $(1,726,533)   $(1,621,200)   $(4,921,367)

Net Income/Loss                                   $(75,336)     $(827,279)   $(1,822,971)   $(1,823,162)  $ (5,626,018)

Loss per share, basic and diluted                $   (0.00)     $   (0.01)     $  (0.02)      $   (0.02)     $   (0.09)

Weighted average number of shares                96,147,533     93,255,869     85,486,717     81,241,503     66,703,528
outstanding

Working capital (deficit)                        $(833,533)     $(730,479)     $(305,596)     $(884,270)   $(8,146,694)

Total Assets                                     $3,979,476    $ 3,978,041     $5,327,740    $10,456,258    $11,942,175

Long-Term Debt                                     $121,214       $212,414       $780,632       $381,396     $2,261,520


Total Shareholders equity (deficit)                $344,822       $336,249       $509,392     $2,431,526   $(5,579,076)


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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of total net sales for the fiscal years ended December 31, 2003, 2002 and 2001. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                   2003           2002         2001

Net sales                                        100.0%         100.0%       100.0%
Cost of sales                                     86.3%          89.2%        89.2%
  Gross profit                                    13.6%          10.8%        10.8%
Operating expenses:
  Selling general and administrative              13.8%          12.1%        11.5%
  Goodwill amortization                            0.0%           0.0%         3.0%
  Impairment loss on investments                   0.0%           2.4%         5.1%
  Gain on sales of subsidiary                      0.0%           0.0%       (1.0)%
    Total operating expenses                      13.8%          14.5%        18.6%
                                                  -----          -----        -----
Net Income (Loss) from operations                (0.1)%         (3.7)%       (7.8)%
Net Interest expense                               0.4%           0.2%         0.4%
Loss before provision for income taxes           (0.5)%         (3.9)%       (8.2)%
Provision for income taxes                         0.0%           0.0%         0.0%
Net Income (Loss)                                (0.5)%         (8.2)%       (8.2)%

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2003, 2001 AND 2001

Net Sales--Net sales for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                2003         2002          2001

Net sales                                    $14,562,402   $18,598,455  $22,036,485
% increase (decrease) from                       (21.7)%       (15.6)%     (21.5%)%
  the previous year

Net sales for the years ended December 31, 2003, 2002 and 2001 were all derived from operations in Europe. The decrease in net sales for the year ended December 31, 2003 is primarily attributable to a reduction in sales in the high volume low margin distribution market and a reduction in the unit cost of a laptop computer. For the UK Group, net sales decreased by 28.7% in local currency as compared to 2002 The net sales reduction for the year ended December 31,2002 is primarily attributable to a drop in demand across the market and the disposal of the Norwegian subsidiary..

Gross Profit--Gross profit for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                2003         2002          2001

Gross profit                                  $1,988,199    $1,937,009   $2,370,225
% increase (decrease) from                          2.6%       (18.2%)      (20.5)%
  the previous year
Gross margin                                       13.7%         10.4%        10.8%

Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers. The increase in Gross profit for the year ended December 31, 2003 is the result of sales at a higher margin than the previous year. Gross profit for the year ended December 31, 2002 and the year ended December 31, 2001 has decreased due to a lower level of sales against the previous years. Gross margin percent increased over the consistency on 2002 and 2001, this was because of a move away from high volume low margin sales.

Selling, General and Administrative Expenses--Selling, general and administrative ("SG&A") expenses for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                2003         2002          2001

Selling, general and administrative           $2,001,380    $2,254,455   $2,535,957
% decrease from the previous year                (11.1)%       (11.1)%      (34.0)%
% of net sales                                     13.8%         12.1%        11.5%

SG&A expenses for the year ended December 31,2003 decreased by 11.1% from $2,254,455 to $2,003,380. SG&A expenses for the year ended December 31, 2002 decreased by 11.1% from $2,535,457 to $2,254,455 .The decrease in SG&A for the 2003 fiscal year came from reductions in staff costs at the subsidiary level and advertising and professional costs in the parent company. The decrease in SG&A for the 2002 fiscal year is the result of a reduction in staff related costs within the operating subsidiaries and a reduction of legal and professional costs in the parent company.

Goodwill Amortization--Following the implementation of SFAS 142, "Goodwill and Other Intangibles" on January 1, 2001, there was no Goodwill amortization for the year ended December 31, 2003 or 2002. SFAS 142 no longer requires goodwill to be amortized, but periodically tested for impairment.

Impairment loss on investment--The impairment charges in the years ended December 31, 2002, and December 31, 2001 of $450,844 and $1,125,846,
respectively, arose from the recognition of an impairment to Goodwill upon implementation of SFAS 142 in 2002, and as determined per the annual impairment test in 2003, in accordance with the guidelines of SFAS 142.

Gain on disposal of subsidiary--The $230,322 gain in the year ended December 31, 2001 was the result of the sale of the Norwegian subsidiary.

Interest Expenses--Interest expenses, net of interest income for the years ended December 31, 2003, 2002 and 2001, were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                2003         2002          2001

Interest income                                   $3,147        $4,945      $24,799
% change from the previous year                  (36.4)%       (80.0)%        42.1%
Interest expenses                                $65,302       $58,201     $123,637
% change from the previous year                    12.2%       (52.9)%     (130.0)%

Interest income represents interest received on cash deposits and interest receivable on inter-company loans. Interest expenses include interest payable on bank overdrafts, mortgages, receivables financing arrangements and other loans. The increase in interest expenses in the year ended December 31,2003 is the result of changes in the exchange rate in local currency the interest expense has remained unchanged. The reduction of interest expense in the years ended December 31, 2002 is primarily attributable to the Company now having lower interest bearing debts to related parties following the restructuring of debt that occurred on March 31, 2000, and the conversion of interest bearing debts to related parties into the right to receive shares of common stock on April 10, 2002 (see ITEM 13. Certain Relationships and Related Transactions; see "Debt Restructuring" above).

Income Taxes--Income taxes, for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                2003         2002          2001
Income taxes                                    $ -             $5,734     $(2,400)

Income tax for the year ended December 31, 2002 is related to an under accrual from the previous year. Income tax for the year ended December 31, 2001 related to deferred tax accruals.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2003 were $147,841 compared to $802,091 as of December 31, 2002. The reduction in cash is the result of timing of payment of accounts payable, which have declined from the December 31, 2002 balance.

Net cash used by operating activities was $677,297 in 2003 compared to net cash used by operating activities of $67,126 in 2002. The main reason of the increase was accounts receivable reflecting the higher level of sales in Q4/03 compared to Q4/02.

As of December 31, 2003 the Company had a working capital deficit of $833,533 compared to a working capital deficit of $730,479 as of December 31, 2002.

As of December 31, 2003 included in current assets were cash and cash equivalents of $147,841 and receivables, net, expected to be collected within one year of $2,158,883.

Cash used by investing activities was $44,347 in 2003, compared to cash used in investing activities of $35,484 in 2002.

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

The Company is in the process of selling its freehold interest in its real property and entering into a temporary lease to allow a transitional period for the Company to vacate the premises. The Company believes this transaction will have the effect of improving net current assets by approximately $1,355,000 during the second quarter of 2004.

The Company believes its current resources of cash and cash equivalents, accounts receivable and available credit line to be sufficient to meet cash needs for working capital and capital expenditures for at least the next six months. If available cash and cash generated from operations is insufficient to satisfy liquidity requirements, the Company may need to raise additional capital. The sale of additional equity or convertible debt securities to raise capital could result in dilution to the Company's stockholders. There can be no assurance that financing will be available in sufficient amounts or on acceptable terms, if at all.

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

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company does not participate in such transactions.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46,that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for bad debt, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as allowance for bad debt, goodwill, inventory valuation and the deferred tax asset. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.

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

See also the discussion in "Reorganization" below.

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

Reorganization

On December 20, 2002, the Company's parent company, InfiniCom AB, emerged from bankruptcy reorganization in accordance with Swedish law in a process similar to a Chapter 11 filing in the United States bankruptcy system. InfiniCom's recent reorganization may adversely affect a significant source of funding for the Company's operations and regulatory compliance costs. The Company may explore various options to address this contingency, including the possibility of ceasing to be a public company in the United States or a transaction or series of transactions involving the sale of the Company or the Company's operating subsidiaries.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

24Holdings Inc.
(Formerly Scoop, Inc.)


Consolidated Financial Statements

Years Ended December 31, 2003, 2002, and 2001

Contents

                                                                     Page


Independent Auditors' Report                                           1

Financial Statements:
  Consolidated Balance Sheets                                          2
  Consolidated Statements of Operations                                3
  Consolidated Statement of Shareholders' Equity                       4
  Consolidated Statements of Cash Flows                               5-6
  Notes to Consolidated Financial Statements                          7-19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
24Holdings Inc.
Los Angeles, California


We have audited the accompanying consolidated balance sheets of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net losses of $75,336 and $827,279 in the last two years, negative working capital of $923,509 and accumulated deficit of $9,943,420 at December 31, 2003 raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.



CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 1, 2003

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEETS


                                 ASSETS                                  December 31,        December 31,
                                                                             2003                2002
                                                                             ----                ----
Current assets:
  Cash and cash equivalents                                             $        147,841   $       802,091
  Accounts receivable, less allowance of $18,592                               2,158,883         1,424,802
  Inventories                                                                    161,697           315,576
  Prepaid and other current assets                                                34,710            67,230
                                                                        ----------------   ---------------

          Total current assets                                                 2,503,131         2,609,699

Property and equipment, net of accumulated depreciation                           70,625         1,368,342

Long-term assets held for sale                                                 1,405,720                 -
                                                                        ----------------   ---------------

                                                                        $      3,979,476   $     3,978,041
                                                                        ================   ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                 $      2,178,856   $     2,377,465
  Credit facility                                                              1,044,285           874,110
  Income taxes payable                                                                 -               134
  Current maturities of notes payable, bank                                      113,523            88,469
                                                                        ----------------   ---------------

          Total current liabilities                                            3,336,664         3,340,178
                                                                        ----------------   ---------------

Note payable, bank, less current maturities                                      121,214           212,414
                                                                        ----------------   ---------------

Deferred tax liability                                                            86,800            89,200
                                                                        ----------------   ---------------

Long-term loan payable, related party                                             89,976                 -
                                                                        ----------------   ---------------

Shareholders' equity:
  Preferred stock $.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding.                                       -                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 96,147,396 shares issued and outstanding at
    December 31, 2003 and 2002                                                    36,742            36,742
  Additional paid-in capital                                                  10,362,233        10,362,233
  Other comprehensive loss                                                      (110,733)         (194,642)
  Accumulated deficit                                                         (9,943,420)       (9,868,084)
                                                                        ----------------   ---------------

     Total shareholders' equity                                                  344,822           336,249
                                                                        ----------------   ---------------

                                                                        $      3,979,476   $     3,978,041
                                                                        ================   ===============

The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year ended                  Year ended                Year ended
                                                        December 31, 2003           December 31, 2002         December 31, 2001
                                                        -----------------           -----------------         -----------------
Revenue                                               $       14,562,402          $      18,598,455           $      22,036,485

Cost of Revenue                                               12,574,203                 16,661,446                  19,666,260
                                                      ------------------          -----------------           -----------------

Gross profit                                                   1,988,199                  1,937,009                   2,370,225
                                                      ------------------          -----------------           -----------------

Operating expenses:
  Selling, general and administrative expenses                 2,001,380                  2,254,455                   2,534,957
  Goodwill amortization                                                -                          -                     666,277
  Impairment loss on investments                                       -                    450,844                   1,125,846
  Gain on disposal of subsidiary                                       -                          -                    (230,322)
                                                      ------------------          -----------------           -----------------
                                                               2,001,380                  2,705,299                   4,096,758
                                                      ------------------          -----------------           -----------------

Loss from operations                                             (13,181)                  (768,290)                 (1,726,533)
                                                      ------------------          -----------------           -----------------

Other:
  Interest income                                                 (3,147)                    (4,945)                    (24,799)
  Interest expense                                                65,302                     58,200                     123,637
                                                      ------------------          -----------------           -----------------
                                                                  62,155                     53,255                      98,838
                                                      ------------------          -----------------           -----------------

Loss before income taxes                                         (75,336)                  (821,545)                 (1,825,371)

Income taxes, principally current                                      -                      5,734                      (2,400)
                                                      ------------------          -----------------           -----------------

Net loss                                              $          (75,336)         $        (827,279)          $      (1,822,971)
                                                      ==================          =================           =================

Net loss per share - basic and diluted                $                -          $           (0.01)          $           (0.02)
                                                      ==================          =================           =================

Weighted average number of shares outstanding -
  basic and diluted                                           96,147,396                 93,255,869                  85,486,717
                                                      ==================          =================           =================

The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS ' EQUITY


                                                                                                 Retained
                                              Common stock          Additional     Other          earnings/       Total
                                              ------------            paid-in   Comprehensive   accumulated     shareholders'
                                      Shares           Amount         capital    income/(loss)    (deficit)   equity/(deficit)
                                      ------           ------        -------     ------------     --------    ----------------

Balance at January 1, 2001           85,486,717    $    26,081    $ 9,855,851   $  (232,572)  $ (7,217,834)   $ 2,431,526

Foreign currency translation                                                        (99,163)                       (99,163)

Net loss for the year ended
  December 31, 2001                                                                             (1,822,971)     (1,822,971)
                                    -----------    -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2001         85,486,717         26,081      9,855,851      (331,735)    (9,040,805)       509,392

Shares issued upon conversion of
  debt on April 10, 2002             10,660,679         10,661        506,382                                     517,043

Foreign currency translation                                                         137,093                      137,093

Net loss for the year ended
  December 31, 2002                                                                               (827,279)       (827,279)
                                    -----------    -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2002         96,147,396         36,742     10,362,233      (194,642)    (9,868,084)       336,249

Foreign currency translation                                                         83,909                        83,909

Net loss for the year ended
  December 31, 2003                                                                                (75,336)       (75,336)
                                    -----------    -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2003         96,147,396    $    36,742    $10,362,233   $  (110,733)    (9,943,420)   $   344,822
                                     ==========    ===========    ===========   ===========     ==========    ===========





The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Year ended             Year ended             Year ended
                                                                    December 31, 2003      December 31, 2002      December 31, 2001
                                                                    -----------------      -----------------      -----------------
Cash flows provided by (used for) operating activities:
  Net loss                                                        $      (75,336)        $   (827,279)           $   (1,822,971)


  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation                                                        80,837               67,330                   93,923
      Amortization of goodwill                                                 -                    -                  666,277
      Loss on impairment of investments                                        -              450,844                1,125,846
      Gain on sale of subsidiary                                               -                    -                 (230,322)
      Foreign currency translation                                        86,052              121,489                  (46,786)

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                               (550,734)             703,409                1,103,316
      Inventories                                                        178,969               29,150                  266,701
      Prepaid and other current assets                                    36,994              (25,694)                   9,261

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts payable and accrued expenses                             (431,540)            (584,524)              (1,315,662)
      Deferred taxes                                                      (2,400)              (2,400)                  (2,400)
      Income taxes payable                                                  (137)                 549                  (11,026)
                                                                  --------------        -------------           --------------

          Total adjustments                                             (601,961)             760,153                1,659,128
                                                                  --------------        -------------           --------------

          Net cash used for operating activities                        (677,297)             (67,126)                (163,843)
                                                                  --------------        -------------           --------------

                                   (Continued)

The accompanying notes form an integral part of these consolidated financial statements.
                                                                               5

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                              Year ended        Year ended        Year ended
                                                                           December 31, 2003  December 31, 2002 December 31, 2001
                                                                           -----------------  ----------------- -----------------
Cash flows provided by (used for) investing activities:
  Acquisition of property and equipment                                        (44,347)          (35,484)           15,550
  Due to/from related parties                                                     --                --             (40,456)
                                                                           -----------       -----------       -----------

          Net cash used for investing activities                               (44,347)          (35,484)          (24,906)
                                                                           -----------       -----------       -----------

Cash flows provided by (used for) financing activities:
  Payments on note payable, bank                                               (94,017)          (81,183)          (76,043)
  Credit facility                                                               71,435          (353,766)         (550,860)
  Sale of subsidiary, net of cash acquired                                        --                --            (105,879)
  Proceeds from long-term loans, related parties                                89,976              --                --
                                                                           -----------       -----------       -----------

          Net cash provided by (used for) financing activities                  67,394          (434,949)         (732,782)
                                                                           -----------       -----------       -----------

Net decrease in cash and cash equivalents                                     (654,250)         (537,559)         (921,531)
Cash and cash equivalents, beginning of year                                   802,091         1,339,650         2,261,181
                                                                           -----------       -----------       -----------

Cash and cash equivalents, end of year                                     $   147,841       $   802,091       $ 1,339,650
                                                                           ===========       ===========       ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                            $    67,290       $    67,718       $    91,903
                                                                           ===========       ===========       ===========

  Income taxes paid                                                        $      --         $      --         $     6,952
                                                                           ===========       ===========       ===========



Supplemental disclosure of non-cash investing and
 financing activities -
 issuance of shares upon conversion of long-term debt, related party       $                $    517,043       $     --
                                                                           ===========       ===========       ===========





The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


(1)  Description of Business:

     General:

          24Holdings Inc. ("24Holdings" or the "Company") was incorporated in the name Scoop, Inc. in 1996, in the state of Delaware, and changed its name to 24Holdings Inc. on April 2, 2001. The Company has a wholly owned subsidiary, 24Store, LTD, located in the UK. The Company is a wholly owned subsidiary of InfiniCom AB ("InfiniCom"), a publicly listed company on the SBI market in Sweden.

          24Store, LTD is in the wholesale and retail business of selling and distributing consumer and commercial electronic products in Europe.

(2)  Summary of Significant Accounting Policies:

     Basis of Presentation:

          The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $75,336 and $827,279 during 2003 and 2002, respectively, and has an accumulated deficit of $9,943,421 at December 31, 2003. The Company had negative working capital of $833,533 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to decrease operating costs and enter into new sources of revenue, including software sales and consulting. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


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

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001




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

          On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangibles" and accordingly has ceased amortizing Goodwill, the expense for which would have been approximately $210,000, for the year ended December 31, 2002. Pursuant to the standard, the Company performed the first tier Goodwill impairment test based on criteria in effect at date of adoption, January 1, 2002, and determined that there was no indication of impairment. The Company has determined the date of the annual impairment test will be the Company's fiscal year end of December 31, and therefore performed the test again at December 31, 2002. Due to the decrease in the market value of the Company's publicly traded common stock, the fair value of the reporting unit was below the carrying value of the reporting unit, an indication of impairment to the carrying value of the goodwill. Pursuant to SFAS 142, the second tier impairment test was conducted to measure the amount of impairment loss, whereby the implied fair value of reporting unit goodwill is compared with the carrying amount of that goodwill, determined in the same manner as the amount of goodwill recognized in a business combination is determined. The impairment test resulted in the recognition of an impairment loss of approximately $451,000, the carrying value of the goodwill, in the year ended December 31, 2002.

     Inventory:

          Inventory is stated at the lower of cost or market using the FIFO (first-in, first-out) cost method.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



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

     Advertising Costs:

          Advertising costs are expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising expenses amounted to approximately $26,000, $125,000, and $136,000, respectively.

     Concentration:

          During the year ended December 31, 2003, the Company had three major customers accounting for 23.1% of their sales, or approximately $3,330,000. Approximately $472,000 due from these customers is included in accounts receivable at December 31, 2003.

          During the year ended December 31, 2003, the Company has one major customer accounting for 13.8% of their sales, or approximately $1,705,000. There were no amounts due from this customer included in accounts receivable at December 31, 2002.

     Basic and Diluted Earnings (Loss) Per Share:

          Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the years ended December 31, 2003, 2002 and 2001 because there were no dilutive securities outstanding during those periods.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001




(2)  Summary of Significant Accounting Policies, Continued:

     Segment:

          During the year ended December 31, 2003 the Company started up a new division, 24Solutions, which sells and supports business management software. Based on Company's integration and management strategies the Company has determined 24Solutions qualifies as a separate segment as defined by SFAS 131. However, 24Solutions is not a reportable segment as the segment does not yet meet the quantitative thresholds set in SFAS 131 for financial disclosure, as neither it's revenues, profits nor assets account for ten percent of the combined revenues, profits nor assets of the Company. For the years ended December 31, 2003, 2002, and 2001 all revenues have been derived from European operations.

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

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


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

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company does not participate in such transactions.

          During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46,that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

          In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



(3)  Property and Equipment:

     Property and equipment consist of the following:

                                                      December 31,        December 31,
                                                          2003                2002
                                                          ----                ----

          Land and building                         $              -    $     1,375,865
          Computer equipment                                 329,163            257,586
          Vehicles                                                 -             27,226
          Office furniture and equipment                     251,083            162,843
                                                    ----------------    ---------------

                                                             580,246          1,823,520
          Less accumulated depreciation                      509,621            455,178
                                                    ----------------    ---------------

                                                    $         70,625    $     1,368,342
                                                    ================    ===============

(4)  Long Lived Assets held for sale:

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

     The Company is in negotiations to sell the freehold property in which their operations are conducted. As all the conditions of SFAS 145 "Long-Lived Assets to Be Disposed Of by Sale", paragraph 30, have been meet, the property has been classified in the accompanying financial statements as a separate line item.


(5)  Major Vendor:

     Included in accounts payable at December 31, 2003 is approximately $987,000 owed to three suppliers. Purchases from these suppliers during 2003 totaled approximately $5,323,000.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001




(6)  Credit Facility:

     One of the Company's subsidiaries in the United Kingdom uses a discount financing company for credit administration and cash flow purposes. The financing company purchases approved receivables, less a commission and discounting charges. The discount rate is 2% above the base rate of National Westminster Bank in the United Kingdom, 5.5% and 5.75% at December 31, 2003 and 2002, respectively.

     The financing company holds as security interests all receivables as well as the personal guarantees of the officer-stockholders limited to anti-fraud.


(7)  Note Payable, Bank:

     One of the Company's subsidiaries in the United Kingdom has a note payable to its bank. The note is due March 2006 and accrues interest at 2% above the bank's current base rate (5.75% and 6% at December 31, 2003 and 2002). The note is secured by the underlying building and the cross guarantee of the two other United Kingdom subsidiaries. When the sale of the building is final, a portion of the proceeds will be used to pay off the remaining outstanding principle owned on the note.

     A summary of the note payable is as follows:

                                                   December 31,        December 31,
                                                       2003                2002
                                                       ----                ----

            Principal                            $        234,737    $       300,883
            Less current maturities                       113,523             88,469
                                                 ----------------    ---------------

                                                 $        121,214    $       212,414
                                                 ================    ===============

         The following summarizes the aggregate maturities of the note payable as of December 31, 2003:

                  Year ended December 31,
                      2004                       $        113,523
                      2005                                113,523
                      2006                                  7,691
                                                 ----------------

                                                 $        234,737
                                                 ================

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001




(8)  Note Payable, Related Party:

     On April 10, 2002, the Company and its parent company agreed to convert the long-term note payable, related party, into shares of the Company's common stock. The note payable was converted into 10,660,679 shares applying a conversion rate calculated as the weighted average stock price over the last 30 trading days, or $ 0.485 per share.


(9)  Loan from Parent Company:

     As of December 31, 2003 the Company's ultimate Parent company has advanced them a total of approximately $90,000 for expenses associated with the Company's public registrant filing requirements. The note is non-interest bearing and due January 31, 2005.


(10) Income Taxes:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The deferred tax liability at December 31, 2003 and 2002 relates to the step up basis of tangible assets acquired.

     The Company does not file consolidated tax returns in the United Kingdom, however, no tax expense is due in December 31, 2003 or 2002 due to group relief between the related entities under UK taxation rules.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate as follows:

                                                            December 31,        December 31,        December 31,
                                                                2003                2002                2001
                                                                ----                ----                ----
         Provision at expected federal
           statutory rate                                           (35)%             (35)%               (35)%
         Loss for which no benefit is available                      35                35                  35
                                                             ----------          --------            --------

                                                                      -%                -%                   -%
                                                             ==========          ========            ========

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001




(11) Sale of Subsidiary:

     On April 1, 2001, the Company disposed of all of the issued shares of 24STORE AS, for (pound)1.00, or approximately $1.45. Included in the sales agreement is a guarantee by the Company as to the known losses and liabilities of 24STORE AS. If, within one year, the purchaser had discovered the losses or liabilities as of the date of disposal were understated, the Company would have had to make whole the deficiency, which did not occur.

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


(12) Contingencies:

     Parent Company

     On January 28, 2002, the Company's parent company, InfiniCom, applied to the Stockholm District Council for reconstruction in accordance with Swedish law, similar to a Chapter 11 filing in the United States bankruptcy system. The parent company has restructured their debt and emerged from reconstruction during 2002. As a result, the parent company is experiencing difficulties in providing funds to assist in financing the working capital of the Company, including the reporting requirements of the Company. The parent company had a change of control during the second quarter of 2003 and as of December 31, 2003 has advanced approximately $90,000 to the Company. However, it cannot be guaranteed that the parent company will continue to advance funds to the Company, either for operations or reporting requirements.

     On July 17, 2002, the Company, by way of redundancy, terminated the employment of the President/Chief Executive Officer, with the Board of Directors ratifying the termination on August 12, 2002. Under the terms of the former President/Chief Executive Officer's employment agreement with the operating companies, the Company paid six months salary to him upon his termination. The former President/Chief Executive Officer initiated proceedings against the Company and during March 2003 the Company reached a settlement agreement for approximately $72,000, which has been paid as of December 31, 2003.

                                24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001




(13) Subsequent Event:

Subsequent to year end, the Company completed it's negotiations on the sale of the freehold property in which their operations are conducted (Note 4), for approximately $1,547,000. On March 25th 2004 contracts for the sale of the building were exchanged with the completion of the sales expected to be made on April 15th 2004.

24Store Ltd, a wholly owned subsidiary of 24 Holdings Inc., will be entering into a lease with the purchaser of the building on completion of the sale to remain in the building for the next 15 to 18 months.

(14) Selected Quarterly Financial Data (unaudited):

                                                                                  2003
                                                        Dec 31           Sep 30           Jun 30          Mar 31
                                                   --------------------------------------------------------------------

Net Revenue                                                4,209,566        3,170,609       2,991,615        4,190,612
                                                   --------------------------------------------------------------------
Gross profit                                                 615,516          437,669         368,086          566,928
                                                   --------------------------------------------------------------------
Net income/loss                                              171,706         (62,945)       (150,051)         (34,046)
                                                   ====================================================================

 Basic and diluted net loss per common share                   0.00            0.00             0.00            0.00
                                                   ====================================================================

Number of shares                                          96,147,396       96,147,396      96,147,396       96,147,396


                                                                                  2002
                                                         Dec 31             Sep 30          Jun 30         Mar 31
                                                   --------------------------------------------------------------------

Net Revenue                                                 3,479,638         4,215,707    5,930,446         4,972,664
                                                   --------------------------------------------------------------------
Gross profit                                                  538,716           456,403       490,602          451,288
                                                   --------------------------------------------------------------------
Net income/loss                                              (583,490)          (98,219)      (56,509)         (89,061)
                                                   ====================================================================

 Basic and diluted net loss per common share
                                                                (0.01)             0.00          0.00            0.00
                                                   ====================================================================

Number of shares                                           93,255,869        96,147,396    95,199,780       85,486,717

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of December 31, 2003, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of these controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, position with the Company, age and tenure of each director and executive officer are as follows:

        Name                            Age        Position                                   Since
        ----                            ---        --------                                   -----
        Urban von Euler                 48         Director, Chairman of the Board and        2002
                                                   Chief Executive Officer
        Larsake Sandin                  54         Director                                   2000
        Roger Woodward                  58         Chief Financial Officer,                   2001
                                                   Chief Accounting Officer
                                                   and Secretary

     Urban von Euler, Director, Chairman of the Board and Chief Executive Officer. Mr. von Euler is the Chief Executive Officer of Infinicom AB, the majority shareholder of the Company. Mr. von Euler joined Infinicom in August 2000 and has been closely involved with the Company since then. Mr. von Euler has long experience as an executive manager of several companies both in Sweden and different countries in Europe as well as in the United States and has extensive marketing and sales experience. Mr. von Euler is presently on the board of directors of several companies and has specialized in working with companies in strong development, change of management and in turn-around situations. Mr. von Euler has a formal education and diploma in business administration and a background in accounting from one of the leading international accounting firms in Sweden, where he worked for 6 years. Prior to joining Infinicom, Mr. von Euler was the president and Chief Executive Officer of a private health care company.

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

Audit Committee Financial Expert

     The Company's Board of Directors has determined that the Audit Committee of the Board does not have an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. To the Company's knowledge, during the fiscal year ending December 31, 2003 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

     The Company has adopted a "code of ethics," as that term is defined in Item 406 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth compensation earned, whether paid or deferred, during the fiscal years ended December 31, 2003, 2002 and 2001 by the Company's Chief Executive Officer and the Executive Officers of the Company whose compensation was $100,000 or greater during the fiscal year ended December 31, 2003.

                                                    Annual
                                                 Compensation         Long-Term Compensation
                                                 ------------       --------------------------
                                                                     Restricted    Securities         All Other
                       Principal                Salary      Bonus       Stock      Underlying       Compensation
Name                   Position        Year       ($)        ($)     Awards ($)    Options (#)           ($)
----------------------------------------------------------------------------------------------------------------

Michael Neame (1)   President and      2003  $ 156,333    $  --        $  --            --          $ 19,773
                    Chief Executive    2002  $ 142,500    $  --        $  --            --          $ 18,000
                    Officer            2001  $ 137,085    $  --        $  --            --          $ 17,316

(1) Mr. Neame resigned as Director, President and Chief Executive Officer of the Company on February 10, 2004, and Urban von Euler was subsequently appointed as President and Chief Executive Officer of the Company.


Option Grants in Last Fiscal Year

     The Company did not grant any options during the last fiscal year.

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of April 6, 2004, concerning the Common Stock of the Company beneficially owned (i) by each director and each Named Executive Officer of the Company, (ii) by all directors and executive officers of the Company as a group and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Other than the shares which may be acquired by InfiniCom AB (see footnote 1 of the table), the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                   Beneficially Owned
        Name and Address                                                      Shares             Percent
        ----------------                                                      ------             --------
        InfiniCom AB (publ)
        Karlaplan 2
        114 60 Stockholm
        Sweden........................................................     86,665,136(1)            90.1

        Larsake Sandin
        Frensham Court, Summerfield Lane
        Surrey GU10 3AN
        England.......................................................              0                0

        Urban von Euler
        Valhallavagen 108
        Stockholm
        Sweden........................................................              0                0

        Roger Woodward
        Zennor
        Cherry Tree Walk
        Rowledge
        Farnham
        Surrey
        GU10 4AD
        United Kingdom................................................              0                0

        All executive officers and directors as a group (3 persons)...              0                0

     (1) Includes the right of InfiniCom AB to acquire 10,660,679 shares of Common Stock under a Capital Contribution Agreement with the Company (see ITEM 13 below).

     The Company currently maintains no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 10, 2002, the Company and InfiniCom AB, the Company's parent, entered into a Capital Contribution Agreement pursuant to which the Company and InfiniCom agreed to convert a note payable by the Company to InfiniCom in the amount of $517,043 into Common Stock of the Company. The note payable was converted into InfiniCom's right to receive 10,660,679 newly issued shares of Common Stock, applying a conversion rate calculated as the weighted average stock price over the prior 30 trading days, or $0.0485 per share. As of March 31, 2004, the shares had not yet been issued.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to the Company by Stonefield Josephson, Inc., the Company's independent auditors, for professional services rendered for the years ended December 31, 2003 and 2002:

                                                 2002            2003
                                            --------------- ----------------
        Fee Category:
          Audit fees (1)                       $65,172          $34,686
          Audit-related fees                     --               --
          Tax fees                               --               --
          All other fees                         --               --
                                            --------------------------------
        Total Fees                             $65,172          $34,686
                                            ================================

     (1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the years ended December 31, 2003 and 2002.

     All fees were pre-approved.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules

     (1)  Financial Statements

          The financial statements listed below and included under Item 8, are filed as part of this report.

          Consolidated Financial Statements of 24Holdings Inc.

          (i)       Independent Auditors' Report

          (ii) Consolidated Balance Sheet at December 31, 2003 and December 31, 2002

          (iii) Consolidated Statement of Income (Operations) for each of the three years ended December 31, 2003

          (iv) Consolidated Statement of Shareholders' Equity (Deficit) for each of the three years ended December 31, 2003

          (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2003

          (vi)      Notes to the Consolidated Financial Statements

     (2)  Financial Statement Schedules

          All schedules have been omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.

(b)  Exhibits

 Exhibit Number          Description
 --------------          ------------

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

 Exhibit Number          Description
 --------------          ------------

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

 Exhibit Number          Description
 --------------          ------------

     10.11 Agreement dated March 21, 2003 among Lapland UK Ltd., Mobile Planet Ltd., Cyberia (UK) Ltd., 24Holdings Inc., Michael Neame, Larsake Sandin, Lennart Orkan, Roger Woodward, Urban von Ueler, Akbar Seddigh, 24Store (Europe) Ltd. and Martin Clarke (Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the Period Ended December 31, 2002 (filed April 15, 2003) and incorporated herein by this reference).

     10.12* Agreement dated March 24, 2004 between Cyberia (UK) Limited, as seller, and Stephen George Cranstone, Anthony Robert Norris, Hugo James Bibby and Tenon Pensioneer Trustee Limited, as trustees of the Link Microtek Limited Executive Retirement Plan.

     14.1*               Code of Ethics.

     21*                 List of Subsidiaries of the Company.

     31.1* Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Act of 1934.

     31.2* Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Act of 1934.

     32.1* Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

     32.2* Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

     * filed or furnished with this report

(c)  Current Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24HOLDINGS INC.


By:   /s/ Urban von Euler
   -----------------------------------
   Name:     Urban von Euler
   Title:    President and
             Chief Executive Officer

Date:  April 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Urban von Euler
   -----------------------------------
   Name:     Urban von Euler
   Title:    President, Chief Executive
             Officer and Director

By:   /s/ Roger Woodward
   -----------------------------------
   Name:     Roger Woodward
   Title:    Chief Financial Officer
             (Principal Accounting Officer)


By:   /s/ Larsake Sandin
   -----------------------------------
   Name:     Larsake Sandin
   Title:    Director