Form 10-Q
period 2004-03-31
24HOLDINGS INC
filed 2004-05-17
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               -------------------------------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes         No  X
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding at May 14, 2004: 96,147,395.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET

                                                                   March 31, 2004         December 31, 2003
                                                                   --------------         -----------------
                                                                     (Unaudited)
      ASSETS

Current assets:
Cash and cash equivalents                                          $       57,341         $         147,841
Accounts receivable                                                     1,378,316                 2,158,883
Inventory                                                                  79,124                   161,697
Prepaid expenses and other assets                                          56,875                    34,710
                                                                   --------------         -----------------
  Total current assets                                                  1,571,656                 2,503,131

Property and equipment, net of
  accumulated depreciation and amortization                                68,861                    70,625

Long term assets held for sale                                          1,438,585                 1,405,720
                                                                   --------------         -----------------
                                                                   $    3,079,102         $       3,979,476
                                                                   ==============         =================

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities-
Accounts payable and accrued expenses                              $    1,342,694         $       2,178,856
Credit facility                                                         1,018,443                 1,044,285
Current portion of loan payable, bank                                     117,036                   113,523
                                                                   --------------         -----------------
  Total current liabilities                                             2,478,173                 3,336,664

Loan payable, bank, less current portion                                   98,764                   121,214

Long term loans, related party                                            149,976                    89,976

Deferred taxes                                                             86,200                    86,800

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized, no shares
  issued and outstanding                                                        -                         -
Common stock; $.001 par value,  100,000,000 shares authorized
  96,147,396 shares issued and outstanding                                 36,742                    36,742
Additional paid in capital                                             10,362,233                10,362,233
 Other comprehensive loss                                                 (82,566)                 (110,733)
Accumulated deficit                                                   (10,050,420)               (9,943,420)
                                                                   --------------         -----------------
  Total shareholders' equity                                              265,989                   344,822

                                                                   $    3,079,102         $       3,979,476
                                                                   ==============         =================

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three months ended       Three months ended
                                                                March 31, 2004            March 31, 2003
                                                              ------------------       ------------------
                                                                  (Unaudited)               (Unaudited)

Revenue                                                       $        3,034,996       $        4,190,612

Cost of Revenue                                                        2,656,886                3,623,684
                                                              ------------------       ------------------

Gross profit                                                             378,110                  566,928

Operating expenses:
  Distribution costs                                                      33,921                   98,683
  General and administative                                              413,975                  455,051
  Depreciation                                                            24,257                   17,519
                                                              ------------------       ------------------
    Total operating expenses                                             472,153                  571,253
                                                              ------------------       ------------------

Net loss before interest and other income
  and interest expense                                                   (94,043)                  (4,325)

Interest and other income                                                      -                     (799)
Interest expense                                                          12,958                   13,995
                                                              ------------------       ------------------

Net loss before provision for income taxes                              (107,001)                 (17,521)

Provision for income taxes                                                     -                        -
                                                              ------------------       ------------------

Net(loss)                                                     $         (107,001)      $          (17,521)
                                                              ==================       ==================

Other comprehensive (loss):
   Foreign currency translation                                          (28,167)                 (16,525)
                                                              ------------------       ------------------
Total comprehensive loss                                                (135,168)                 (34,046)
                                                              ==================       ==================

Net loss per share -
  basic and diluted                                           $            (0.00)      $            (0.00)
                                                              ==================       ==================

Weighted average number of shares outstanding -
  basic and diluted                                                   96,147,396               96,147,396
                                                              ==================       ==================

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                 Three months ended       Three months ended
                                                                                   March 31, 2004           March 31, 2003
                                                                                 ------------------       ------------------
                                                                                     (Unaudited)             (Unaudited)
Cash flows provided by (used for) operating activities:
Net loss                                                                         $         (107,001)      $          (17,521)

Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
Depreciation                                                                                 24,257                   17,519
Amortization of goodwill                                                                          -                        -
Foreign currency translation                                                                 16,069                  (14,806)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                                         834,654                 (555,877)
Prepaid expenses                                                                            (20,774)                  (6,180)
Inventory                                                                                    86,262                 (225,612)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses                                                      (890,383)                (122,624)
Income taxes payable                                                                              -                     (470)
Deferred taxes                                                                                 (600)                    (600)
                                                                                 ------------------       ------------------

  Total adjustments                                                                          49,485                 (908,650)
                                                                                 ------------------       ------------------

  Net cash provided by (used for) operating activities                                      (57,516)                (926,171)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                                                        (9,893)                 (21,976)
Due to/from related party                                                                    60,000                        -
                                                                                 ------------------       ------------------

  Net cash used for investing activities                                                     50,107                  (21,976)
                                                                                 ------------------       ------------------

Cash flows provided by (used for) financing activities:
Payments on credit facility                                                                 (57,285)                 170,041
Payments on long-term debt, related parties                                                       -                        -
Payments on long-term debt, bank                                                            (25,806)                 (21,684)
                                                                                 ------------------       ------------------

  Net cash provided by financing activities                                                 (83,091)                 148,357
                                                                                 ------------------       ------------------

Net decrease in cash                                                                        (90,500)                (799,790)
Cash, beginning of period                                                                   147,841                  802,091
                                                                                 ------------------       ------------------
Cash, end of period                                                              $           57,341       $            2,301
                                                                                 ==================       ==================

Supplemental disclosure of cash flow information:
  Interest paid                                                                  $           18,815       $           11,017
                                                                                 ==================       ==================
  Income taxes paid                                                              $                -       $                -
                                                                                 ==================       ==================

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2004

(1)  Description of Business:

     Interim Financial Statements:

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The Consolidated financial statements should be read in conjunction with the financial statements included in the annual report of 24Holdings Inc. and subsidiary on Form 10-K for the year ended December 31, 2003.

     General:

     24Holdings Inc., formerly known as Scoop, Inc. ("24Holdings" or the "Company"), is a wholly owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden. 24Holdings has a wholly owned subsidiary, 24Store Europe LTD, located in the United Kingdom. All the consolidated entities are in the business of selling and distributing consumer and commercial electronic products in Europe.

     Basis of Presentation:

     The Company's Consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $75,336 and $107,001 during the year ended December 31, 2003 and the three months ended March 31, 2004, respectively, and has an accumulated deficit of $10,050,420 at March 31, 2004. The Company had negative working capital of $906,517 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to decrease operating costs and enter into new sources of revenue, including software sales and consulting, and selling some assets to raise funds. The Consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2004

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

(3)  Subsequent Event:

     During the first quarter of 2004, the Company completed its negotiations on the sale of the freehold property in which its operations are conducted, for $1,523,220. On March 25th 2004 contracts for the sale of the building were exchanged with the completion of the sales being made on April 14th 2004.

     24Store Ltd, a wholly owned subsidiary of 24Holdings Inc., will be entering into a lease with the purchaser of the building on completion of the sale to remain in the building for the next 18 months.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and Consolidated financial condition. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2004:

NET SALES. Net sales for the three months ended March 31, 2004 were $3,034,996 compared to $4,190,612 for the three months ended March 31, 2003 representing a decrease of 28%. The main reason for the reduction in the three months ended March 31, 2004, as compared to March 31, 2003 was the loss of a high volume account during the second quarter of 2003. The customer was taken over by another company which had its own established supplier channels.

GROSS PROFIT. Gross profit for the three months ended March 31, 2004 was $378,110 compared to $566,928 for the three months ended March 31, 2003 representing an increase of 33%. Gross profits as a percentage of sales were 12.5% for the three months ended March 31, 2004 compared to 13.51% for the three months ended March 31, 2003. The changes in gross profit between periods are a result of the reduction in sales and a high margins deal on a software solutions sale in March 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2004 were $472,153 compared to $571,253 for the three months ended March 31, 2003. Overhead staff cost saving where made during 2003 and also in the three months ended March 31 2004.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended March 31, 2004 was $12,958 compared to $13,196 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2004 were $57,341 compared to $147,841 as of December 31, 2003. This decrease is primarily due to the position of cash advances on the revolving line of credit at year end and the timing of payments to creditors at year end and at March 31, 2004.

The net decrease in cash for the three months ended March 31, 2004 was $90,500 compared to a net decrease of $799,790 in the three months ended March 31, 2003.

Cash used for acquisition of equipment in the three months ended March 31, 2004 was $9,893 mainly used for the upgrading of computer equipment.

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

Item 4. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company's disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 5. Other Information.

On April 14, 2004, the Company completed its sale of the building currently occupied by the Company for a total cash purchase price of $1,523,220. The purchase price was determined by appraisal and negotiation among the parties to the sale. The purchasers were third parties with no prior relationship with the Company or any of its officers and directors. As part of the sale transaction, 24Store Ltd, a wholly owned subsidiary of 24Holdings Inc., entered into a lease with the purchaser of the building to remain in the building for an 18-month transitional period.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Act of 1934

     31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Act of 1934

     32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section
          1350

     32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section
          1350

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 2004                    24HOLDINGS INC.

                                       By: /s/ Urban von Euler
                                          --------------------------------------
                                          Urban von Euler
                                          President and Chief Executive Officer

                                       By: /s/ Roger Woodward
                                          --------------------------------------
                                          Roger Woodward
                                          Chief Financial Officer and Secretary
                                          (Principal Accounting Officer)