Form 10-Q
period 2004-06-30
24HOLDINGS INC
filed 2004-08-19
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------


                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         33-0726608
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                  Cyberia House
                           Church Street, Basingstoke
                               Hampshire RG21 7QN
                                 United Kingdom
                    (Address of Principal Executive Offices)

                                +44 1256 867 800
                               (Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days.   Yes X   No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Number of shares of Common Stock outstanding at August 16, 2004:  96,147,395.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET

                                                                 June 30, 2004            December 31, 2003
                                                              -------------------        -------------------
                                                                  (Unaudited)
                                             ASSETS
Current assets:
Cash and cash equivalents                                     $               943        $           147,841
Accounts receivable                                                             -                  2,158,883
Inventory                                                                       -                    161,697
Prepaid expenses and other assets                                               -                     34,710
Current assets of subsidiary held for sale                              1,280,022                          -
                                                             ---------------------        ------------------
     Total current assets                                               1,280,965                  2,503,131

Property and equipment - held for sale, net of
  accumulated depreciation and amortization                                55,126                     70,625

Long term assets held for sale                                                  -                  1,405,720
                                                             --------------------         ------------------

                                                              $         1,336,091          $       3,979,476
                                                             ====================         ==================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities-
 Accounts payable and accrued expenses                                     56,568        $         2,178,856
Credit facility                                                                 -                  1,044,285
 Current portion of loan payable, bank                                          -                    113,523
Current liabilities of subsidiary held for sale                         1,025,190                          -
                                                             --------------------         ------------------
     Total current liabilities                                          1,081,758                  3,336,664

Loan payable, bank, less current portion                                        -                    121,214

Long term note payable, related party                                     149,976                     89,976

Deferred taxes                                                                  -                     86,800

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
       no shares issued and outstanding                                         -                          -
Common stock; $.001 par value,  100,000,000 shares
       authorized 96,147,396 shares                                        36,742                     36,742
        issued and outstanding
Additional paid in capital                                             10,362,233                 10,362,233
 Other comprehensive loss                                                (187,404)                  (110,733)
Accumulated deficit                                                   (10,107,214)                (9,943,420)
                                                             ---------------------        --------------------
     Total shareholders' equity                                           104,357                    344,822
                                                              $         1,336,091          $       3,979,476
                                                             ====================         ====================

                                                                              (0)         $                  -

                                24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                     Three months       Three months
                                                         ended              ended        Six months ended   Six months ended
                                                     June 30, 2004      June 30, 2003     June 30, 2004      June 30, 2003
                                                     -------------      -------------     -------------      -------------
                                                     (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)

Revenue:                                            $         -        $        -          $       -          $      -

Cost of Revenue
                                                              -                 -                  -                 -
                                                    -----------        ----------          -----------        ----------

Gross profit                                                  -                 -                  -                 -

Operating expenses:

  General and administrative expenses                    26,446            19,468             53,410            47,471
                                                    -----------        ----------          -----------        ----------
   Total operating expenses                              26,446            19,468             53,410            47,471

Loss from continuing operations before
  interest expense and provision for taxes              (26,446)          (19,468)           (53,410)          (47,471)

Interest expense                                              -                 -                  -                 -
                                                    -----------        ----------          -----------        ----------

Loss from continuing operations
   before provision for income taxes                    (26,446)          (19,468)           (53,410)          (47,471)

Provision for income taxes                                    -                 -                  -                 -
                                                    -----------        ----------          -----------        ----------

Loss from continuing operations                         (26,446)          (19,468)           (53,410)          (47,471)

Loss from discontinued operations, net of taxes         (30,347)         (130,583)          (110,385)         (120,104)

Net income (loss)                                   $   (56,793)       $ (150,051)        $ (163,795)        $(167,575)
                                                    ====================================================================

Net loss per share - continuing operations
  basic and diluted                                 $     (0.00)       $    (0.00)         $   (0.00)         $  (0.00)
                                                    ====================================================================

Net loss per share - discontinued operations
  basic and diluted                                 $     (0.00)       $    (0.00)         $   (0.00)         $  (0.00)
                                                    ====================================================================

Weighted average number of shares outstanding -
  basic and diluted                                  96,147,396        85,493,352         96,147,396        85,493,352
                                                    ====================================================================


           See accompanying notes to consolidated financial statements

                                24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Six months ended   Six months ended
                                               June 30, 2004     June 30, 2003
                                             ----------------  -----------------
                                                (Unaudited)      (Unaudited)

Cash flows provided by (used for) operating
activities:
Net loss                                         $   (163,795)    $   (167,575)

Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating
activities:
Depreciation                                           37,072           36,913
Foreign currency translation                          (15,569)          20,903
Gain on sale of building                             (180,247)               -

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                 1,256,695          (68,333)
Loans receivable, related party                             -                -
Prepaid expenses                                      (21,396)          24,708
Inventory                                              60,683         (173,935)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses            (1,310,521)        (767,843)
  Income taxes payable                                 95,925           (1,049)
  Deferred taxes                                      (86,800)          (1,200)
                                                 -------------    -------------

   Total adjustments                                 (164,158)        (929,837)
                                                     ---------        ---------

    Net cash used for  operating activities          (327,953)      (1,097,412)

Cash flows provided by (used for) investing
activities:
 Proceeds from sale of property and equipment,
 net of fees                                        1,510,037          (53,974)
 Due to/from related parties                           60,000                -
                                                 -------------    -------------
     Net cash provided by (used for) investing
     activities                                     1,570,037          (53,974)
                                                 -------------    -------------

Cash flows provided by (used for) financing activities:

 Credit facility                                   (1,052,472)         396,218
 Payment on long-term debt, bank                     (236,578)         (44,620)
                                                 -------------    -------------
    Net cash provided by (used for) financing
    activities                                     (1,289,050)         351,598
                                                 -------------    -------------

Net increase (decrease) in cash                       (46,966)        (799,788)
Cash, beginning of period                             147,841          802,091
                                                 -------------    -------------
Cash, end of period                              $    194,807            2,305
                                                 ==============================

Supplemental disclosure of cash flow information:

  Interest paid                                  $     17,573           29,142
                                                 ==============================
  Income taxes paid                              $          -     $          -
                                                 ==============================


       See accompanying notes to consolidated financial statements

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2004




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

     General:

     24Holdings Inc., formerly known as Scoop, Inc. ("24Holdings" or the "Company"), is a majority owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden. 24Holdings has a wholly owned subsidiary, 24Store Europe LTD, located in the United Kingdom. All the consolidated entities are in the business of selling and distributing consumer and commercial electronic products in Europe.

     Basis of Presentation:

     The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $163,795 and $107,001 during the six months ended June 30, 2004 and the year ended December 31, 2003, respectively, and has an accumulated deficit of $10,107,214 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company recently sold the building in which they operate, which raised net proceeds of approximately $1,500,000. This money has been used to pay down certain liabilities and for working capital. Management is also considering the sale of the Company's UK operating subsidiary (see Note 3). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2004



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

(3)  Discontinued Operations:

     The Company's management intends to dispose of the Company's UK subsidiary, 24Europe, which presently is anticipated to occur within the next six months. The Company is currently in discussions with its Parent company, Infinicom, concerning Infinicom's possible acquisition of 24Europe in exchange for a note payable. As the intended sale would meet all the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary have been classified as Held for sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented. As the Company would anticipate selling the subsidiary for an amount in excess of the carrying value, no loss on disposal has been recognized and included as a component of discontinued operations.

     The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at June 30, 2004, are as follows:

         Cash and cash equivalents                            $  193,864
         Accounts receivable                                     926,264
         Inventory                                                56,818
         Prepaid expenses and other assets                       103,077
                                                            ------------
         Current assets held for sale                          1,280,023

         Property and equipment - held for sale                   55,125

         Accounts payable and accrued expenses                    928,519
         Income taxes payable                                      96,671
                                                            -------------
         Current liabilities held for sale                     $1,025,190

(4)  Sale of Building:

     During the first quarter of 2004, the Company completed its negotiations on the sale of the freehold property in which their operations are conducted, for approximately $1,523,000. On March 25th 2004 contracts for the sale of the building were exchanged with the completion of the sales was made on April 14th 2004. The sale resulted in a gain on sale recognized in the accompanying financial statements of approximately $180,000, which includes the write off of the deferred tax liability which arose in relation to the step up in basis upon acquisition of the UK subsidiary. As the building was an asset of the UK subsidiary which the Company contemplates disposing of (see Note
     3) this gain on sale is included in discontinued operations in the accompanying Statement of Operations.

     24Store Ltd, a wholly owned subsidiary of 24 Holdings Inc., entered into a lease with the purchaser of the building on completion of the sale to remain in the building for the next 18 months.

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

PLAN OF OPERATIONS

The Company's management intends to dispose of its UK subsidiary, 24Europe, which presently is anticipated to occur within the next six months. The Company is currently in discussions with its parent company, Infinicom, concerning Infinicom's possible acquisition of 24Europe in exchange for a note payable. As the intended sale meets all the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary have been classified as Held for sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented.

The following discussions of results of operations have been separated into continuing and discontinued operations to be more meaningful.

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2004: Continuing Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2004 were $26,466 compared to $19,468 for the three months ended June 30, 2003. The main reason for the increases were accrual adjustments made to June 2003 for Directors fees and Legal fees.

For the Three Months ended June 30, 2004: Discontinued Operations

NET SALES. Net sales for the three months ended June 30, 2003 were $2,198,610 compared to $2,991,615 for the three months ended June 30, 2003 representing a decrease of 26%. The failure of 24Store Ltd to make significant investment in a website and internet sales due to lack of funds had an adverse effect on sales in a market that continues to move to this channel. With the cash raised from the sale of the building the Company is developing their new website to improve internet marketing.

GROSS PROFIT. Gross profit for the three months ended June 30, 2004 was $256,214 compared to $368,086 for the three months ended June 30, 2003 representing a decrease of 30%. Gross profits as a percentage of sales were 11.7% for the three months ended June 30, 2004 compared to 12.3% for the three months ended June 30, 2003. The changes in gross profit between periods are a result of a reduction in marketing support from major suppliers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2004 were $351,875 compared to $482,949 for the three months ended June 30, 2003. $115,193 of the decrease was the result in reductions in salaries and marketing cost.

SALE OF BUILDING

During the first quarter of 2004, the Company completed its negotiations on the sale of the freehold property in which their operations are conducted, for approximately $1,523,000, with the completion of the sales made on April 14th 2004. The sale resulted in a gain on sale recognized in the accompanying financial statements of approximately $180,000, which includes the write off of the deferred tax liability of approximately $86,000, which arose in relation to the step up in basis upon acquisition of the UK subsidiary.

A provision for UK tax on the profit on the building sale was made of $97,520, which is included in the loss on discontinued operations.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended June 30, 2004 was $4,600 compared to $15,721 for the three months ended June 31, 2003, this reduction is the result of paying off the mortgage on the building, with the respective reduction in mortgage interest.

INCOME TAXES.

An income tax provision has been made for the profit on sale of building of $97,520.

LIQUIDITY AND CAPITAL RESOURCES:  Continuing Operations

Cash and cash equivalents at June 30, 2004 were $943 compared to $13,283 as of December 31, 2003. This reduction in cash was from payments on accounts payable.

LIQUIDITY AND CAPITAL RESOURCES:  Discontinued Operations

Cash and cash equivalents at June 30, 2004 were $193,863 compared to $134,558 as of December 31, 2003. This increase is the result of the cash proceeds received from the sale of the building. The cash generated from the sale has been used to pay off the long-term debt on the building and to reduce the borrowing on our credit facility with Lombard.

In its United Kingdom operating subsidiaries the Company has a revolving line of credit based on 70% of eligible receivables. The revolving line of credit bears interest at the prime rate plus 2%.

For the Six Months ended June 30, 2004:  Continuing Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2004 were $53,410 compared to $47,471 for the six months ended June 30, 2003.

For the Six Months ended June 30, 2004:  Discontinued Operations

NET SALES. Net sales for the six months ended June 30, 2004 were $5,233,606 compared to $7,182,227 for the six months ended June 30, 2003 representing a decrease of 27%. The reduction in sales was primarily attributable to a drop in demand across the market and a loss in our market position because of the failure to invest in improved website and internet sales. With the cash raised from the sale of the building the Company is developing their new website to improve internet marketing.

GROSS PROFIT. Gross profit for the six months ended June 30, 2004 was $634,324 compared to $935,014 for the six months ended June 30, 2003 representing a decrease of 32%. Gross profit as a percentage of sales was 12.1% for the six months ended June 30, 2004 compared to 13.0% for the six months ended June 30, 2003. The main reason for the margin on sales decline was a reduction in marketing funding from suppliers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2004 were $772,808 compared to $1,026,200 for the six months ended June 30, 2003. The reduction was primarily the result of savings in salaries and advertising cost.

SALE ON BUILDING. On April 14, 2004 the Company completed its sale of the freehold property in which their operations are conducted, for approximately $1,523,000. The sale resulted in a gain on sale recognized in the accompanying financial statements of approximately $180,000, which includes the write off of the deferred tax liability of approximately $86,000, which arose in relation to the step up in basis upon acquisition of the UK subsidiary.

INTEREST EXPENSE. Interest expense, net of interest income for the six months ended June 30, 2004 was $17,558 compared to $28,917 for the six months ended June 30, 2003.The reduction is the result of paying off the mortgage on the property at the start of the second quarter.

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

Date:  August 18, 2004         24HOLDINGS INC.

                               By: /s/ Urban von Euler
                                   ----------------------------------------
                                   Urban von Euler
                                   President and Chief Executive Officer

                               By: /s/ Roger Woodward
                                   ----------------------------------------
                                    Roger Woodward
                                    Chief Financial Officer and Secretary
                                    (Principal Accounting Officer)