Form 10-Q
period 2004-11-15
24HOLDINGS INC
filed 2004-11-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


                        Commission file number 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      33-0726608
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding at November 10, 2004:
96,147,395.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET

                                                          September 30, 2004        December 31, 2003
                                                          ------------------        -----------------
                                                             (Unaudited)

                             ASSETS
Current assets:
Cash and cash equivalents                                   $         928             $     147,841
Accounts receivable                                                   -                   2,158,883
Inventory                                                             -                     161,697
Prepaid expenses and other assets                                     -                      34,710
Current assets of subsidiary held for sale                      1,014,469                       -
                                                            -------------             -------------
     Total current assets                                       1,015,397                 2,503,131

Property and equipment - held for sale, net of
  accumulated depreciation and amortization                           -                      70,625

Long term assets held for sale                                        -                   1,405,720
                                                            -------------             -------------
                                                            $   1,015,397             $   3,979,476
                                                            =============             =============


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities-
Accounts payable and accrued expenses                       $      70,694             $   2,178,856
Credit facility                                                       -                   1,044,285
Current portion of loan payable, bank                                 -                     113,523
Current liabilities of subsidiary held for sale                   881,291                       -
                                                            -------------             -------------
     Total current liabilities                                    951,985                 3,336,664

Loan payable, bank, less current portion                              -                     121,214

Long term note payable, related party                             149,976                    89,976

Deferred taxes                                                        -                      86,800

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
  no shares issued and outstanding                                    -                         -
Common stock; $.001 par value,  100,000,000 shares
  authorized 96,147,396 shares                                     36,742                    36,742
  issued and outstanding
Additional paid in capital                                     10,362,233                10,362,233
Other comprehensive loss                                         (189,259)                 (110,733)
Accumulated deficit                                           (10,296,280)               (9,943,420)
                                                            -------------             -------------

     Total shareholders' equity                                   (86,564)                  344,822

                                                            $   1,015,396             $   3,979,476
                                                            =============             =============

                                                                        0             $           -

                                24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                Three months ended    Three months ended    Nine months ended    Nine months ended
                                                September 30, 2004    September 30, 2003    September 30, 2004   September 30, 2003
                                                ------------------    ------------------    ------------------   ------------------
                                                    (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)

Revenue:                                          $            -        $            -        $            -       $            -

Cost of Revenue                                                -                     -                     -                    -
                                                  --------------        --------------        --------------       --------------

Gross profit
                                                               -                     -                     -                    -

Operating expenses:
  Distribution costs                                           -                     -                     -                    -
  General and adminstrative expenses                      26,301                43,192                79,711               90,663
  Depreciation                                                 -                     -                     -                    -
  Amortization                                                 -                     -                     -                    -
  Gain on sale of subsidiary                                   -                     -                     -                    -
                                                  --------------        --------------        --------------       --------------
   Total operating expenses                               26,301                43,192                79,711               90,663

Loss from continuing operations
     before interest expense                             (26,301)              (43,192)              (79,711)             (90,663)

Interest expense                                               -                     -                     -                    -

Loss from continuing operations
     before provision for income taxes                   (26,301)              (43,192)              (79,711)             (90,663)

Provision for income taxes                                     -                     -                     -                    -
                                                  --------------        --------------        --------------       --------------

Loss from continuing operations                          (26,301)              (43,192)              (79,711)             (90,663)

Loss from discontinued operations, net of taxes         (162,765)              (19,751)             (273,150)            (139,855)


Net income (loss)                                 $     (189,066)       $      (62,943)       $     (352,861)      $     (230,518)
                                                  ==================================================================================

Net loss per share - continuing operations
     basic and diluted                            $        (0.00)       $        (0.00)       $        (0.00)      $        (0.00)
                                                  ==================================================================================

Net loss per share - discontinued operations
     basic and diluted                            $        (0.00)       $        (0.00)       $        (0.00)      $        (0.00)
                                                  ==================================================================================

Weighted average number of shares outstanding -
     basic and diluted                                96,147,396            85,493,352            96,147,396           85,493,352
                                                  ==================================================================================

                                24HOLDINGS INC.
                        (FORMERLY KNOWN AS SCOOP, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  Nine months ended           Nine months ended
                                                                                  September 30, 2004          September 30, 2003
                                                                                  ------------------          ------------------
                                                                                      (Unaudited)                 (Unaudited)

Cash flows provided by (used for) operating activities:
 Net income (loss)                                                                  $    (352,856)               $    (230,518)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
 Depreciation                                                                              49,827                       59,200
 Gain on sale of building                                                                (180,247)                           -
 Foreign currency translation                                                               8,786                       24,979

Changes in assets and liabilities:
(Increase) decrease in assets:
 Accounts receivable                                                                    1,665,451                     (116,018)
 Loans receivable, related party                                                           60,000                            -
 Inventory                                                                                 59,117                       72,548
 Prepaid expenses                                                                          12,066                       45,582

Changes in assets and liabilities:
(Increase) decrease in assets:
 Accounts payable and accrued expenses                                                 (1,421,845)                    (862,711)
 Income taxes payable                                                                      95,519                          234
 Deferred taxes                                                                           (86,800)                      (1,800)
                                                                                    -------------                -------------

     Total adjustments                                                                    261,874                     (777,987)
                                                                                    -------------                -------------

     Net cash used for operating activities                                               (90,982)                  (1,008,504)

Cash flows provided by (used for) investing activities:
 Acquisition of property and equipment                                                  1,569,032                      (45,210)
 Proceeds from short-term loans, related party                                                  -                       69,988
                                                                                    -------------                -------------

     Net cash provided by (used for) investing activities                               1,569,032                       24,778
                                                                                    -------------                -------------

Cash flows provided by (used for) financing activities:
 Credit facility                                                                       (1,048,017)                     242,907

Payment on long-term debt, bank                                                          (235,576)                     (61,130)
                                                                                    -------------                -------------

     Net cash provided by (used for) financing activities                              (1,283,594)                     181,777
                                                                                    -------------                -------------

Net increase (decrease) in cash                                                           194,456                     (801,948)

Cash, beginning of period                                                                 147,841                      802,091
                                                                                    -------------                -------------

Cash, end of period                                                                 $     342,297                $         143
                                                                                    =============                =============

Supplemental disclosure of cash flow information:
 Interest paid                                                                      $         516                $      81,505
                                                                                    =============                =============
 Income taxes paid                                                                              0                            -
                                                                                    =============                =============

See accompanying notices to consolidated financial statements

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2004




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

          Basis of Presentation:

          The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $352,861 and $107,001 during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, and has an accumulated deficit of $10,296,280 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company recently sold the building in which they operate, which raised net proceeds of approximately $1,500,000. This money has been used to pay down certain liabilities and for working capital. Management is also seeking to sell the UK operating subsidiary (see
          Note 3). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2004




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

          The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at June 30, 2004, are as follows:

          Cash and cash equivalents                    $  341,367
          Accounts receivable                             502,932
          Inventory                                       103,525
          Prepaid expenses and other assets                22,850
                                                       ----------
          Current assets held for sale                    970,674

          Property and equipment - held for sale           43,795

          Accounts payable and accrued expenses           785,306
          Income taxes payable                             95,985
                                                       ----------
         Current liabilities held for sale             $  881,291

(4)       Sale of Building:

          During the first quarter of 2004, the Company completed its negotiations on the sale of the freehold property in which their operations are conducted, for approximately $1,523,000. On March 25th 2004 contracts for the sale of the building were exchanged with the completion of the sales was made on April 14th 2004. The sale resulted in a gain on sale recognized in the accompanying financial statements of approximately $180,000, which includes the write off of the deferred tax liability which arose in relation to the step up in basis upon acquisition of the UK subsidiary. As the building was an asset of the UK subsidiary which is being disposed of (see Note 3) this gain on sale is included in discontinued operations in the accompanying Statement of Operations.

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

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2004: Continuing Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2004 were $26,301 compared to $43,192 for the three months ended September 30, 2003. The main areas of the decreases were Legal and Accountancy fees.

For the Three Months ended September 30, 2004: Discontinued Operations

NET SALES. Net sales for the three months ended September 30, 2004 were $1,499,364 compared to $3,170,609 for the three months ended September 30, 2003 representing a decrease of 53%. The reduction is a result of 24Store Ltd failure to make significant investment in a web trading combined with the loss of key sales staff and the loss of some major accounts.

GROSS PROFIT. Gross profit for the three months ended September 30, 2004 was $205,876 compared to $437,670 for the three months ended September 30, 2003 representing a decrease of 53%. Gross profits as a percentage of sales were 13.7% for the three months ended September 30, 2004 compared to 13.8% for the three months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2004 were $373,836 compared to $445,764 for the three months ended September 30, 2003. The decrease was the result in reductions in salaries and marketing cost.

INTEREST EXPENSE. Interest expense, net of interest income for the three months ended September 30, 2004 was on income of $5,188 compared to a cost $13,455 for the three months ended September 30, 2003, this reduction is the result of paying off the mortgage on the building, with the respective reduction in mortgage interest.

LIQUIDITY AND CAPITAL RESOURCES  Continuing Operations

Cash and cash equivalents at September 30, 2004 were $928 compared to $13,283 as of December 31, 2003. This reduction in cash was from payments to Accounts Payable.

LIQUIDITY AND CAPITAL RESOURCES  Discontinued Operations

Cash and cash equivalents at September 30, 2004 were $341,369 compared to $134,558 as of December 31, 2003. This increase is the result of the sale of the building. The cash generated from the sale has been used to pay off the long-term debt on the building and to reduce the borrowing on our credit facility with Lombard.

In its United Kingdom operating subsidiaries the Company has a revolving line of credit based on 70% of eligible receivables. The revolving line of credit bear interest at the prime rate plus 2%.

For the Nine Months ended September  30, 2004: Continuing Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2004 were $79,711 compared to $90,663 for the nine months ended September 30, 2003.

For the nine months ended September 30, 2004: Discontinued Operations

NET SALES. Net sales for the nine months ended September 30 , 2004 were $6,732,970 compared to $10,352,835 for the nine months ended September 30, 2003 representing a decrease of 35%. The reduction in sales was primarily attributable to a drop in demand across the market and a loss in our market position because failure to invest in improved web marketing combined with a weak third quarter the result of the loss of key sales personnel.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2004 was $840,200 compared to $1,372,683 for the nine months ended September 30, 2003 representing a decrease of 39%. Gross profit as a percentage of sales was 12.5% for the nine months ended September 30, 2004 compared to 13.3% for the nine months ended September 30, 2003. The main reason for the margin on sales decline was a reduction in marketing funding from suppliers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2004 were $1,090,259 compared to $1,471,964 for the nine months ended September 30, 2003.

$180,288 of the decrease was the result of the profit on the sale of the building and reduction of the deferred tax provision. The rest of the reduction was primarily the result of savings in salaries and advertising cost.


INTEREST EXPENSE. Interest expense, net of interest income for the nine months ended September 30, 2004 was $12,370 compared to $42,374 for the nine months ended September 30, 2003.The reduction is the result of paying off the mortgage on the property at the start of the second quarter.

PLAN of OPERATIONS

It is the intention of 24Holdings Inc to sell the UK operations and in accordance with SFAS 144 assets and liabilities of the units have been shown as held for sale and operations as discontinued operations for all periods presented.

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

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 15, 2004                24HOLDINGS INC.

                                        By: /s/ Urban von Euler
                                           --------------------------------
                                           Urban von Euler
                                           President and Chief Executive Officer

                                        By: /s/ Roger Woodward
                                           --------------------------------
                                           Roger Woodward
                                           Chief Financial Officer and Secretary
                                           (Principal Accounting Officer)