Form 10-Q/A
period 2004-09-30
24HOLDINGS INC
filed 2004-11-16
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A



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

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X      No
                           ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding at November 10, 2004:
96,147,395.


                                EXPLANATORY NOTE
                                ----------------

This amendment on Form 10-Q/A is being filed with respect to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004, solely to correct a clerical error in the EDGAR period tag contained in the original filing.