Form 10-K
period 2004-12-31
24HOLDINGS INC
filed 2005-04-15
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2004
                                              -------------------

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

                                +44 1256 867 800
                               (Telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, Par Value $0.001 Per Share
                                (Title of class)

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

     Yes [ ] No [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 12, 2005: $709,290. The amount shown is based on the closing price of the registrant's Common Stock on the OTC Bulletin Board on that date. Shares of Common Stock known by the registrant to be beneficially owned by 10% shareholders, officers or directors of the Registrant are not included in the computation. The Registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

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

     Number of shares of Common Stock outstanding at April 12, 2005: 96,147,395

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                 24HOLDINGS INC.

     As used in this report, the terms "24Holdings," "Company" and "Registrant" mean 24Holdings Inc. and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

Introduction

24Holdings Inc., a Delaware corporation formerly known as Scoop, Inc. ("24Holdings" or the "Company"), is a holding company owning 100% of the share capital of 24STORE (Europe) Limited, a Company incorporated under the laws of England formerly known as 24STORE.com Limited and currently operating in the United Kingdom ("24STORE").

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

The Business Today

24STORE's current business operations are held in 24STORE Limited, (previously known as Lapland U.K. Limited) a company registered in England in 1991, a wholly-owned subsidiary of 24STORE, which supplies primarily business customers with computer and electronics products. Operating from the Company's executive offices based approximately forty miles west of London, the company sells a wide range of computing and related products, sourced from major computer manufacturers. The business is generated from an active telesales team, working on inquiries from the existing customer base, regular advertising in national computer magazines, and from the company's web site, www.24Store.com. In October 2002, the company formed a new business unit, 24Solutions, operating from the same executive offices. 24Solutions offers primarily accounting based, business management software. Its services include the provision, customization, installation and training on software products from leading business software vendor Sage. The business is generated from an active sales team, working on inquiries from the existing customer base, and from the company's web site, www.24solutions.com.

Products and Services

The Company's primary products are computer and electronics products, and the provision, customization, installation and training on software products from leading business software vendors. The products are sourced either directly from the manufacturers or purchased from national distributors. In both value and volume terms, the largest product line today is the supply of mobile computers, although the company also supplies "shrink-wrapped" computer software and other computer hardware including desktop personal computers and file servers.

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

The Company believes that the principal competitive factors affecting its business management software business include: (1) its ability to recruit and retain suitably qualified consultants, (2) its ability to maintain authorization, and competitive pricing from software vendors, and (3) its ability to attract new customers at a favorable customer acquisition cost. Although the Company believes that it can compete favorably in such a competitive atmosphere, the Company cannot be assured that it will be able to maintain a competitive position against current and future competitors.

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

Employees

As of April 12, 2005 the Company employed a total of 14 persons, including seven in sales, one in marketing, two in operations and four in general and administrative functions. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

Proposed Change in Control of the Company

On February 15, 2005, InfiniCom AB, the majority stockholder of the Company, entered into a letter of intent to sell its shares of Common Stock in the Company to a group of private investors. As part of the transaction, it is contemplated that the Company will sell to InfiniCom all of the outstanding share capital of 24STORE, resulting in the Company continuing its existence as a shell company with no subsidiaries.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in Basingstoke, United Kingdom, approximately forty miles west of London. In 2004, the Company sold its freehold interest in its office and warehouse space in the United Kingdom and entered into a lease to occupy the space for a period not to exceed 18 months. The property, which is approximately 7,800 square feet, was constructed in 1959, and substantially refurbished in 1998.

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

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol "TFHD." The following table sets forth for the periods indicated the high and low closing sale price for the Common Stock as quoted on the OTC Bulletin Board, as indicated below:

                                       Bid
                  Quarter Ended                        High              Low
                  -------------                        ----              ---

                  December 31, 2004                  $0.0400           $0.0200
                  September 30, 2004                 $0.0300           $0.0110
                  June 30, 2004                      $0.0400           $0.0110
                  March 31, 2004                     $0.0600           $0.0080

                  December 31, 2003                  $0.0400           $0.0055
                  September 30, 2003                 $0.0500           $0.0050
                  June 30, 2003                      $0.0060           $0.0035
                  March 31, 2003                     $0.0200           $0.0035

     On April 12, 2005 the last reported sales price for the Company's Common Stock on the OTC Bulletin Board was $0.0400 per share.

     As of April 14, 2005, there were 233 shareholders of record.

     The declaration of cash dividends is at the discretion of the Board of Directors of the Company. No cash dividends on the Common Stock have been declared or paid by the Company to date. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data as of and for each of the six fiscal years ended December 31, 2004 and is derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere herein and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," including discussions concerning the presentation in the Company's financial statements of the results of the Company's operating subsidiary as discontinued operations.

                                       Year Ended December 31,
                           2004      2003       2002        2001       2000
                        --------------------------------------------------------
Revenue                     -           -           -           -          -

Loss from Continuing    (129,430)    (95,434)   (592,186)   (132,544)  (447,478)
Operations

Loss from Discontinued  (356,968)     20,098    (235,093) (1,690,427)(1,375,684)
Operations

Net Loss                (486,398)    (75,336)   (827,279) (1,822,971)(1,823,162)

Loss per share,            (0.00)      (0.00)      (0.01)      (0.00)     (0.01)
continuing operations,
basic and diluted

Loss per share,            (0.00)      (0.00)      (0.00)      (0.02)     (0.02)
discontinued
operations, basic
and diluted

Weighted average      96,147,396  96,147,396  93,255,869  85,486,717 81,241,503
number of shares
outstanding

Working capital          (62,652)   (833,533)   (730,479)   (305,596)  (884,270)
(deficit)

Total Assets             985,554   3,979,477   3,978,041   5,327,740 10,456,258

Long-term debt           149,976      89,976     212,414     780,632    381,396

Total shareholders      (212,628)    344,822     336,249     509,392  2,431,526
equity (deficit)

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

Proposed Change in Control of the Company

On February 15, 2005, InfiniCom AB, the majority stockholder of the Company, entered into a letter of intent to sell its shares of Common Stock in the Company to a group of private investors. As part of the transaction, it is contemplated that the Company will sell to InfiniCom all of the outstanding share capital of 24STORE, resulting in the Company continuing its existence as a shell company with no subsidiaries.

RESULTS OF OPERATIONS

As it is management's intentions to sell the UK subsidiary, in accordance with SFAS 144, the operations of the subsidiary have been presented in the accompanying financial statements separate from continuing operations as "discontinued operations" for all periods presented. The following discussion of the Company's results of operations has therefore been grouped into a discussion of continuing operations, which mainly represents the parent company's operations, and discontinued operations, which represents the subsidiary's operations.

Continuing Operations

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Selling, General and Administrative Expenses--Selling, general and administrative ("SG&A") expenses for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                          2004          2003         2002

Selling, general and administrative     $129,430       $95,434     $113,873
% decrease from the previous year          35.6%       (16.2)%      (34.0)%

SG&E expenses for the year ended December 31, 2004 increased by 35.6% from $95,434 to $129,430. SG&A expenses for the year ended December 31, 2003 decreased by 16.2% from $113,873 to $95,434. The increase in SG&A for the year 2004 fiscal year came from increased audit and legal cost. The decrease in SG&A for the 2003 fiscal year was a reduction in audit and legal cost.

Goodwill Amortization--Following the implementation of SFAS 142, "Goodwill and Other Intangibles", there was no Goodwill amortization for the years ended December 31, 2004, 2003 and 2002. SFAS 142 no longer requires goodwill to be amortized, but periodically tested for impairment. The impairment charge in the year ended December 31, 2002 arose from the write down of the remaining carrying value of Goodwill.


Discontinued Operations

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Net Sales--Net sales for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                          2004          2003         2002

Net sales                             $7,889,746   $14,562,402  $18,598,455
% increase (decrease) from               (45.8)%       (21.7)%      (15.6)%
  the previous year

Net sales for the years ended December 31, 2004, 2003 and 2002 were all derived from operations in Europe. The decrease in net sales for the year ended December 31, 2004 is attributable to increased competition from large retailers moving from the home/domestic market into the SMA market. Also during 2004 key sales personnel left the company with the company suffering a corresponding decline in its customer base. The continued reduction in the unit cost of a laptop computer also contributed to the decline in sales revenues. For the UK Group, net sales decreased by 51% in local currency as compared to 2003.

Gross Profit--Gross profit for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                          2004          2003         2002

Gross profit                          $1,048,854    $1,988,199   $1,937,009
% increase (decrease) from                 47.2%        (2.6%)      (18.2)%
  the previous year
Gross margin                               13.3%         13.7%        10.4%

Gross profit consists of net sales less the cost of sales, which consists of the cost of merchandise sold to customers. The decrease in Gross profit for the year ended December 31, 2004 is the result of the lower sales level. Gross margin as a percent of sales remained constant at over 13%. Gross profit for the year ended December 31, 2002 and the year ended December 31, 2001 has decreased due to a lower level of sales against the previous years. Gross margin percent increased over the consistency on 2002 and 2001, this was because of a move away from high volume low margin sales.

Selling, General and Administrative Expenses--Selling, general and administrative ("SG&A") expenses for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                          2004          2003          2002

Selling, general and administrative   $1,575,686    $1,908,376   $2,562,992
% decrease from the previous year        (17.4)%       (25.5)%      (34.0)%
% of net sales                             20.0%         13.1%        13.8%

SG&A expenses for the year ended December 31,2004 decreased by 17.4% from $1,908,376 to $1,575,686. SG&A expenses for the year ended December 31, 2003 decreased by 25.5% from $2,562,992 to $1,908,376. The decrease in SG&A for the year 2004 fiscal year in local currency was 25.7%, which came from reductions in staff cost and advertising. The decrease in SG&A for the 2002 fiscal year is the result of a reduction in staff related costs.

Sale of Building--On April 14, 2004, the Company completed the sale of the freehold property in which its operations are conducted, for a sale price of approximately $1,523,000. The sale resulted in a gain on sale recognized in the accompanying financial statements of approximately $180,000, which includes the write off of the deferred tax liability which arose in relation to the step up in basis upon acquisition of the UK subsidiary. As the building was an asset of the UK subsidiary which is being disposed of (see discussion in "Proposed Change in Control of the Company" above) this gain on sale is included in discontinued operations in the accompanying Statement of Operations. 24Store Ltd, a wholly owned subsidiary of 24 Holdings Inc., entered into a lease with the purchaser of the building on completion of the sale to remain in the building for a transitional period of 18 months.

Interest Expenses--Interest expenses, net of interest income for the years ended December 31, 2004, 2003 and 2002, were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                          2004          2003          2002

Interest income                           $7,718        $3,147       $4,945
% change from the previous year           145.2%       (36.4)%      (80.0)%
Interest expenses                        $18,102       $65,302      $58,201
% change from the previous year          (72.3)%         12.2%      (52.9)%

Interest income represents interest received on cash deposits. Interest expenses include interest payable on bank overdrafts, mortgages, receivables financing arrangements and other loans. The favorable change in interest income and expense for year ended December 31, 2004 is the result of the sale of the Company's office building in April 2004, as the proceeds of such sale were applied to repay both the Company's mortgage loan and other outstanding debt of the Company. The increase in interest expenses in the year ended December 31, 2003 is the result of changes in the exchange rate in local currency the interest expense has remained unchanged. The reduction of interest expense in the years ended December 31, 2002 is attributable to the need for a lower rate of borrowing to finance the lower sales levels, reduction in the building long term loan and reduced bank rate in the UK.

Income Taxes--Income taxes, for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                          2004          2003          2002
Income taxe                                $ -           $ -         $5,734

Income tax for the year ended December 31, 2002 is related to an under accrual from the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources of the Company includes discontinued operations.

Cash and cash equivalents at December 31, 2004 were $95,032 compared to $147,841 as of December 31, 2003, which includes cash held for sale. The increase came from the sale of the building in April 2004.

Cash and cash equivalents at December 31, 2003 were $147,841 compared to $802,091 as of December 31, 2002. The reduction in cash is the result of timing of payment of accounts payable, which have declined from the December 31, 2002 balance.

Net cash used by operating activities was $220,635 in 2004 compared to net cash used by operating activities of $677,297 in 2003. The reason of the decrease was the lower level of working capital required to finance the reduced sales level in Q4/04 compared to Q4/03.

As of December 31, 2004 the Company had a working capital deficit of $62,652 compared to a working capital deficit of $833,533 as of December 31, 2003. The sale of the building, resulting in increased cash balance and elimination of debt, was the reason for this change.

As of December 31, 2004 included in current assets were cash and cash equivalents of $95,032 and receivables, net, expected to be collected within one year of $503,140.

Cash provided by investing activities was $1,493,926 in 2004, compared to cash used in investing activities of $44,347 in 2003. The cash proceeds from the sale of the building accounted for the change.

The change in working capital is primarily attributable to the loss for the year, and the reduction in cash due to payments made on long-term notes payable.

In its United Kingdom operating subsidiaries the Company has (1) a revolving line of credit based on 70% of eligible receivables. The revolving line of credit facility bear interest at the prime rate plus 2%. Other than through its subsidiaries, the Company has no direct source of short-term funding. In addition to the items above, certain trade suppliers of 24STORE extend credit to 24STORE.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this Statement did not have a material impact to the company's financial position or results of operation.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this Statement did not have a material impact to the company's financial position or results of operation.

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

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46,that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The adoption of this Statement did not have a material impact to the company's financial position or results of operation.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position as the Company at this time does not plan to grant stock based compensation.

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

See also the discussions in "Reorganization" and "Proposed Change in Control of the Company" below.

Control By Existing Stockholder

InfiniCom AB beneficially owns approximately 81.56% of the outstanding shares of the Company's Common Stock. As a result, this stockholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of the assets of the Company. This may prevent or discourage tender offers for the Company's Common Stock unless the terms are approved by InfiniCom.

See also the discussion in "Proposed Change in Control of the Company" below.

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

See also the discussion in "Proposed Change in Control of the Company" below.

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

Proposed Change in Control of the Company

On February 15, 2005, InfiniCom AB, the majority stockholder of the Company, entered into a letter of intent to sell its shares of Common Stock in the Company to a group of private investors. As part of the transaction, it is contemplated that the Company will sell to InfiniCom all of the outstanding share capital of 24STORE, resulting in the Company continuing its existence as a shell company with no subsidiaries. Although the Company believes that the proposed purchaser of InfiniCom's majority interest in the Company intends to cause the Company to merge with or acquire an existing business, there can be no assurance that such a secondary transaction will occur. Moreover, if such transaction were to occur, there can be no assurance that it would enhance the Company's future operations and financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


24Holdings Inc.
(Formerly Scoop, Inc.)


Consolidated Financial Statements

Years Ended December 31, 2004,2003 and 2002

Contents

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:
  Consolidated Balance Sheets                                                F-2
  Consolidated Statements of Operations                                      F-3
  Consolidated Statement of Shareholders' Equity (Deficit)                   F-4
  Consolidated Statements of Cash Flows                                      F-5
  Notes to Consolidated Financial Statements                            F-6-F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
24Holdings Inc.
Basingstoke, United Kingdom


We have audited the accompanying consolidated balance sheets of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's net losses of $456,398, $75,336 and $827,279 in the last three years and accumulated deficit of $10,429,818 at December 31, 2004 raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.



CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 1, 2005

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)
                           CONSOLIDATED BALANCE SHEETS



                                                             December 31, 2004        December 31, 2003
                                                             -----------------        -----------------
                        ASSETS
Current assets:
Cash and cash equivalents                                 $                928     $             13,283
Current assets of subsidiary held for sale                             984,626                2,489,849
                                                         ----------------------    --------------------
     Total current assets                                              985,554                2,503,132

Long term assets of subsidiary held for sale                                 -                1,476,345
                                                         -----------------------   --------------------

                                                          $            985,554      $         3,979,477
                                                         =======================   ====================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities-
Accounts payable and accrued expenses                     $            118,914       $           82,888
Current liabilities of subsidiary held for sale                        929,292                3,253,777
                                                         ----------------------    --------------------
     Total current liabilities                                       1,048,206                3,336,665

Long term note payable, related party                                  149,976                   89,976

Long term liabilities of subsidiary held for sale                            -                  208,014

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
  no shares issued and outstanding                                           -                        -
Common stock; $.001 par value, 100,000,000 shares
  authorized 96,147,396 shares                                          36,742                   36,742
  issued and outstanding
Additional paid in capital                                          10,362,233               10,362,233
Other comprehensive loss                                             (181,785)                (110,733)
Accumulated deficit                                               (10,429,818)              (9,943,420)
                                                         ----------------------   ---------------------

Total shareholders' equity (deficit)                                 (212,628)                 344,822

                                                          $            985,554       $       3,979,477
                                                         =======================   ====================

The accompanying notes form an integral part of these consolidated financial statements.

          24HOLDINGS INC.
  (FORMERLY KNOWN AS SCOOP, INC.)
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)


                                                                   Year ended              Year ended                 Year ended
                                                               December 31, 2004       December 31, 2003          December 31, 2002
                                                               -----------------       -----------------          -----------------

Revenue:
                                                               $               -        $               -           $             -

Cost of Revenue                                                                -                        -                         -
                                                         ----------------------- -------------------------- ------------------------

Gross profit                                                                   -                        -                         -

Operating expenses:

  General and administrative expenses                                    129,430                   95,434                   113,871
  Goodwill amortization                                                        -                        -                   450,844


                                                         --------------------------------------------------------------------------
   Total operating expenses                                              129,430                   95,434                   564,715

Loss from continuing operations
     before interest expense                                            (129,430)                 (95,434)                 (564,715)


Interest expense                                                               -                        -                    27,471

                                                         ---------------------------------------------------------------------------
Loss from continuing operations
     before provision for income taxes                                 (129,430)                  (95,434)                 (592,186)

Provision for income taxes                                                    -                         -                         -
                                                         ----------------------- -------------------------- ------------------------

Loss from continuing operations                                        (129,430)                  (95,434)                 (592,186)

Loss from discontinued operations, net of taxes                        (356,968)                   20,098                  (235,093)


Net income (loss)                                              $       (486,398)        $         (75,336)          $      (827,279)
                                                         ===========================================================================

Net loss per share - continuing operations
  basic and diluted                                            $          (0.00)        $           (0.00)          $         (0.01)
                                                         ===========================================================================

Net loss per share - discontinued operations
  basic and diluted                                            $          (0.00)        $           (0.00)          $         (0.01)
                                                         ===========================================================================

Weighted average number of shares outstanding -
  basic and diluted                                                  96,147,396                 96,147,396                96,147,396
                                                         ===========================================================================


The accompanying notes form an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                          Common Stock               Additional             Other
                                                                                                                       Comprehensive
                                                                       Shares      Amount          Paid in Capital      Income/loss

Balance at December 31, 2001                                          85,486,717  $  26,081         $    9,855,851    $    (331,735)

Shares issued upon conversion of debt on April 10, 2002               10,660,679     10,661                506,382

Foreign currency translation                                                                                                137,093

Net loss for the year ended December 31, 2002


                                                                      --------------------------------------------------------------
Balance at December 31, 2002                                          96,147,396     36,742             10,362,233         (194,642)
                                                                      ==============================================================


Foreign currency translation                                                                                                 83,909


Net loss for the year ended December 31, 2003

                                                                      --------------------------------------------------------------
                                                                      96,147,396    36,742              10,362,233         (110,733)
                                                                      ==============================================================

Foreign currency translation                                                                                                (71,052)


Net loss for the year ended December 31, 2004

                                                                      --------------------------------------------------------------
                                                                      96,147,396 $ 36,742         $     10,362,233      $  (181,785)
                                                                      ==============================================================





                                                                           Accumulated              Total
                                                                             Deficit         Shareholders' Equity
                                                                                                  (Deficit)
Balance at December 31, 2001                                               $   (9,040,805)     $     509,392

Shares issued upon conversion of debt on April 10, 2002                                              517,043

Foreign currency translation                                                                         137,093

Net loss for the year ended December 31, 2002                                   (827,279)           (827,279)
                                                                      ------------------------------------------------------
Balance at December 31, 2002                                                   (9,868,084)           336,249
                                                                      ======================================================

Foreign currency translation                                                                          83,909

Net loss for the year ended December 31, 2003                                     (75,336)           (75,336)
                                                                      ------------------------------------------------------
                                                                               (9,943,420)           344,822
Net loss for the year ended December 31, 2004                         ======================================================

Foreign currency translation                                                                         (71,052)

Net loss for the year ended December 31, 2004                                    (486,398)          (486,398)
                                                                      ------------------------------------------------------
                                                                           $  (10,429,818)     $    (212,628)
                                                                      ======================================================


The accompanying notes form an integral part of these consolidated financial statements.

                           24HOLDINGS INC.
                    (FORMERLY KNOWN AS SCOOP, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                    Year ended                 Year ended             Year ended
                                                                December 31, 2004           December 31, 2003      December 31, 2002
                                                                -----------------           -----------------      -----------------

Cash flows provided by (used for) operating activities:
 Net income (loss)                                              $        (486,398)           $      (75,336)         $    (827,279)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                               63,590                    80,835                 67,330
Gain on sale of building, net of deferred taxes                           (92,751)                        -                      -
Loss on impairment of investments                                                                                          450,844
Foreign currency translation                                               71,052                    86,052                121,489

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                     1,752,456                  (550,734)               703,409
Loans receivable, related party                                            60,000                         -
Inventory                                                                (111,508)                   178,969                29,150
Prepaid expenses                                                            7,104                     36,994               (25,694)

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                                (1,397,380)                  (431,540)             (584,524)
  Income taxes payable                                                          -                       (137)                  549
  Deferred taxes                                                          (86,800)                    (2,400)               (2,400)
                                                                ------------------ --------------------------    ------------------

   Total adjustments                                                      265,763                   (601,961)              760,153
                                                                ------------------ --------------------------    ------------------


   Net cash used for operating activities                                (220,635)                  (677,297)              (67,126)

Cash flows provided by (used for) investing activities:
 Sale of Building                                                       1,523,000
 Acquisition of property and equipment                                    (29,074)                   (44,347)               (35,484)
 Proceeds from short-term loans, related party                                  -                         -                      -
                                                                ------------------ --------------------------    ------------------

   Net cash provided by (used for) investing activities                 1,493,926                   (44,347)               (35,484)
                                                                ------------------ --------------------------    ------------------

Cash flows provided by (used for) financing activities:
 Credit facility                                                       (1,082,723)                   71,435               (353,766)

 Proceeds from long-term debt, bank                                                                  89,976                      -
 Payment on long-term debt, bank                                         (243,377)                  (94,017)               (81,183)
                                                                ------------------ --------------------------    ------------------

   Net cash provided by (used for) financing activities                (1,326,100)                   67,394               (434,949)
                                                                ------------------ --------------------------    ------------------


Net increase (decrease) in cash                                           (52,809)                 (654,250)              (537,559)
Cash, beginning of period                                                 147,841                   802,091              1,339,650
Cash, end of period                                             $          95,032            $      147,841          $     802,091
                                                                ------------------ --------------------------    ------------------

Supplemental disclosure of cash flow information:
  Interest paid                                                 $          18,102            $       67,290          $      91,903
  Income taxes paid                                                             -                         -                      -
                                                                ------------------ --------------------------    ------------------


The accompanying notes from an integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


(1)  Description of Business:

     General:

               24Holdings Inc. ("24Holdings" or the "Company") was incorporated in the name Scoop, Inc. in 1996, in the state of Delaware, and changed its name to 24Holdings Inc. on April 2, 2001. The Company has a wholly owned subsidiary, 24Store, LTD, located in the UK. The Company is a majority owned subsidiary of InfiniCom AB ("InfiniCom"), a publicly listed company on the SBI market in Sweden.

               24Store, LTD is in the wholesale and retail business of selling and distributing consumer and commercial electronic products in Europe.


(2)  Summary of Significant Accounting Policies:

Basis of Presentation:

               The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $486,398 $75,336 and $827,279 during 2004, 2003 and 2002, respectively, and has an accumulated deficit of $10,429,818 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's intentions as relate to this are as follows:

                    o Management made the determination to separately sell the UK subsidiary, 24Store LTD, and the remaining public shell to realize the value inherent in the public vehicle and as there was more value to the two halves as opposed to the whole. The subsidiary has been presented as a discontinued operations.

                    o The Company recently entered into a non-binding Letter of Intention for the sale of the public shell for $500,000.

                    o Management during 2004 has decreased operating costs and is increasing revenues through new sources of revenue, including software sales and consulting.

               The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


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

          Revenue Recognition:


          All revenue is generated by 24Store, the UK subsidiary, and therefore is included in Discontinued Operations.

          Hardware and peripheral sales
          -----------------------------
          The Company recognizes revenue upon the delivery of its product to customers. Shipping and handling charges are included in gross sales, with the related costs included in selling, general and administrative expenses.

          Software support sales
          ----------------------

          The Company recognizes revenue upon the installation of its product to customers. Service contracts paid in advance are classified as deferred income and recognized over the term as services are provided. Deferred income is not material and is included in accounts payable and accrued expenses.

     Cash and Cash Equivalents:

          The Company considers all highly liquid investments with a maturity of three months or less when purchased, which are not securing any corporate obligations, to be cash equivalents.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(2)  Summary of Significant Accounting Policies, Continued:

     Property and Equipment:


          Building, computers, software, furniture and equipment are valued at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

                    Description                              Useful life
                    -----------                              -----------

                    Building (sold in 2004)                      50 years
                    Furniture and equipment                      5 years
                    Computers                                    3-4 years
                    Software                                     3-4 years

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

     Long Lived Assets held for sale:

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. The

          Company has followed the guidance of this pronouncement in the accounting for, and financial statement presentation of, their UK subsidiary, 24Store (Note 4).

     Inventory:
          Inventory is stated at the lower of cost or market using the FIFO (first-in, first-out) cost method.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

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

     Advertising Costs:

          Advertising costs are expensed as incurred. For the years ended December 31, 2004, 2003, and 2002, advertising expenses amounted to approximately $17,000, $26,000, and $125,000 respectively.

     Concentration:

          During the year ended December 31, 2004 the Companies largest customer only accounted for 4.5% of total sales. During the year ended December 31, 2003, the Company had three major customers accounting for 23.1% of their sales, or approximately $3,330,000. Approximately $472,000 due from these customers is included in accounts receivable at December 31, 2003.

          During the year ended December 31, 2002, the Company had one major customer accounting for 13.8% of their sales, or approximately $1,705,000. There were no amounts due from this customer included in accounts receivable at December 31, 2002.

     Basic and Diluted Earnings (Loss) Per Share:

          Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options, warrants, and other convertible securities. Basic and diluted earnings (loss) per share are the same for the years ended December 31, 2004, 2003 and 2002 because there were no dilutive securities outstanding during those periods.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


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

          For the years ended December 31, 2004, 2003, and 2002 all revenues have been derived from European operations.

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

     Recent Accounting Pronouncements:

          During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this Statement did not have a material impact to the company's financial position or results of operation.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this Statement did not have a material impact to the company's financial position or results of operation.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46,that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The adoption of this Statement did not have a material impact to the company's financial position or results of operation.

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


          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:


          In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position as the Company at this time does not plan to grant stock based compensation.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


(3)  Sale of Building:

     During the first quarter of 2004, the Company completed it's negotiations on the sale of the freehold property in which their operations are conducted, for approximately $1,523,000. On March 25, 2004 contracts for the sale of the building were exchanged with the completion of the sale made on April 14, 2004. The sale resulted in a gain on sale recognized in the accompanying financial statements of approximately $180,000, which includes the write off of the deferred tax liability which arose in relation to the step up in basis upon acquisition of the UK subsidiary. As the building was an asset of the UK subsidiary which is being disposed of (Note 4) this gain on sale is included in discontinued operations in the accompanying Statement of Operations.

     24Store Ltd, a wholly owned subsidiary of 24Holdings Inc., entered into a lease with the purchaser of the building on completion of the sale to remain in the building for the next 18 months, through September 2005 . Total rent expense for the year ending December 31, 2004 amounted to $56,700.


(4)  Discontinued Operations :


     The Company's management has committed to a plan to sell their UK subsidiary, 24Europe, which presently is anticipated to occur within the next six months. The Company is in discussions with their Parent company, Infinicom, to acquire the subsidiary in exchange for a combination of cash and a note payable. As the intended sale meets all the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary have been classified as Held for sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented. As the Company anticipates selling the subsidiary for an amount in excess of the carrying value, no loss on disposal has been recognized and included as a component of discontinued operations.

     The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at December 31, 2004, are as follows:

         Cash and cash equivalents                           $     94,104
         Accounts receivable                                      503,140
         Inventory                                                289,067
         Prepaid expenses and other assets                         29,908
         Property and equipment - held for sale                    68,407
                                                              -----------
         Current assets held for sale                         $   984,626
                                                              ===========


         Accounts payable and accrued expenses                    929,292
         Income taxes payable                                           -
                                                             ------------
         Current liabilities held for sale                   $    929,292
                                                             ============

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002



(5)  Major Vendor:

     Included in accounts payable at December 31, 2004 is approximately $547,000 owed to three suppliers. Purchases from these suppliers during 2004 totaled approximately $3,990,000.

(6)  Credit Facility:

     The Company's subsidiary in the United Kingdom uses a discount financing company for credit administration and cash flow purposes. The financing company purchases approved receivables, less a commission and discounting charges. The financing company holds as security interests all receivables and at times the facility was outstanding, certain guarantees of the officer-shareholders. The related overdraft facility and the guarantees were terminated in April, 2004.

     The discount rate is 2% above the base rate of National Westminster Bank in the United Kingdom, 6% and 5.5% at December 31, 2004 and 2003, respectively.

(8)  Note Payable, Related Party:

     On April 10, 2002, the Company and its parent company agreed to convert the long-term note payable, related party, into shares of the Company's common stock. The note payable was converted into 10,660,679 shares applying a conversion rate calculated as the weighted average stock price over the last 30 trading days, or $ 0.485 per share.


(9)  Loan from Parent Company:

     As of December 31, 2004 the Company's ultimate Parent company has advanced them a total of approximately $150,000 for expenses associated with the Company's public registrant filing requirements. The note is non-interest bearing and due January 31, 2005. The note was not paid back, and is therefore past due, but the parent company has not requested payment.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002



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

     The Company does not file consolidated tax returns in the United Kingdom, however, no tax expense is due in December 31, 2004 or 2003 due to group relief between the related entities under UK taxation rules.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate as follows:

                                                            December 31,        December 31,
                                                     2004               2003       2002
                                                     -----------------------    ------------
       Provision at expected federal
         statutory rate                               (35)%             (35)%        (35)%
       Loss for which no benefit is available          35                35           35
                                                     ----------     ---------     --------

                                                         -%                -%        -   %
                                                     ==========     =========     ==========


(14) Subsequent Event:

In February 2005, the Company's ultimate parent company, Infinicom, entered into a nonbinding Letter of Intent with an unrelated third party, to purchase all of Infinicom's shares in 24Holdings Inc. The agreement is contingent on the contemporaneous purchase by Infinicom of all the issued and outstanding capital stock of 24Store (Europe) Ltd. Following the exchange, the party will use it's best efforts, as soon as reasonably practical, to identify an operating company to enter into an agreement to merge with the Company in exchange for shares of the Company's stock.

                                 24HOLDINGS INC.
                             (FORMERLY SCOOP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002



                                                    Dec-31          Sep-30         Jun-30         Mar-31           Total

Year Ended December 31, 2004:

Continued Operations
--------------------

Net Revenues                                   $         -     $         -    $         -    $         -    $          -

Gross Profit                                             -               -              -              -               -

Loss from continuing operations                    (49,719)        (26,301)       (26,446)       (26,964)       (129,430)


Discontinued Operations
-----------------------

Net Revenues                                     1,145,775       1,499,364      2,198,610      3,034,996       7,878,745

Gross Profit                                       208,654         205,876        256,214        378,110       1,048,854

Loss from discontinued operations                  (83,819)       (162,765)       (30,347)       (80,037)       (356,968)

Net loss                                          (133,538)       (189,066)       (56,793)      (107,001)       (486,398)


Year Ended December 31, 2003:

Continued Operations
--------------------

Net Revenues                                             -               -              -              -               -

Gross Profit                                             -               -              -              -               -

Loss from continuing operations                     (4,771)        (43,192)       (19,468)       (28,003)        (95,434)


Discontinued Operations
-----------------------

Net Revenues                                     4,209,566       3,170,609      2,991,615      4,190,612      14,562,402

Gross Profit                                       615,515         437,670        368,086        566,928       1,988,199

Income(Loss) from discontinued operations          159,953         (19,751)      (147,110)        27,006          20,098

Net Income(loss)                                   155,182         (62,943)      (166,578)          (997)        (75,336)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of December 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of these controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the failure of the Company to have an audit committee, and the failure of the Board to assume the audit committee functions, results in the absence of an important oversight, constituting a material weakness in the Company's corporate governance structure. Accordingly, the Company's disclosure controls and procedures are not effective.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, position with the Company, age and tenure of each director and executive officer are as follows:

        Name                            Age        Position                                   Since
        ----                            ---        --------                                   -----
        Urban von Euler                 49         Director, Chairman of the Board and        2002
                                                   Chief Executive Officer
        Larsake Sandin                  55         Director                                   2000
        Roger Woodward                  59         Chief Financial Officer,                   2001
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

Audit Committee Financial Expert

     As the Company does not have an audit committee, the Company's board of directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth compensation earned, whether paid or deferred, during the fiscal years ended December 31, 2004, 2003 and 2002 by the Company's Chief Executive Officer and the Executive Officers of the Company whose compensation was $100,000 or greater during the fiscal year ended December 31, 2004.

                                                    Annual
                                                 Compensation         Long-Term Compensation
                                                 ------------        ------------------------
                                                                     Restricted    Securities         All Other
                       Principal                Salary      Bonus       Stock      Underlying       Compensation
Name                   Position        Year       ($)        ($)     Awards ($)    Options (#)           ($)
----------------------------------------------------------------------------------------------------------------
Urban von Euler (1) President and      2004     $ --       $   --        $   --        --               $ --
                    Chief Executive    2003     $ --       $   --        $   --        --               $ --
                    Officer            2002     $ --       $   --        $   --        --               $ --

Michael Neame (1)   President and      2004  $  34,230     $   --        $   --        --          $ 24,900
                    Chief Executive    2003  $ 156,333     $   --        $   --        --          $ 19,773
                    Officer            2002  $ 142,500     $   --        $   --        --          $ 18,000

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

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of April 12, 2005, concerning the Common Stock of the Company beneficially owned (i) by each director and each Named Executive Officer of the Company, (ii) by all directors and executive officers of the Company as a group and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Other than the shares which may be acquired by InfiniCom AB (see footnote 1 of the table), the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                               Beneficially Owned
     Name and Address                                                      Shares             Percent
     ----------------                                                      ------             -------

     InfiniCom AB (publ)
     Karlaplan 2
     114 60 Stockholm
     Sweden........................................................     86,665,136               81.56

     Larsake Sandin
     Frensham Court, Summerfield Lane
     Surrey GU10 3AN
     England.......................................................              0                0

     Urban von Euler
     Valhallavagen 108
     Stockholm
     Sweden........................................................              0                0

     Roger Woodward
     Zennor
     Cherry Tree Walk
     Rowledge
     Farnham
     Surrey
     GU10 4AD
     United Kingdom................................................              0                0

     All executive officers and directors as a group (3 persons)...              0                0

     The Company currently maintains no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 10, 2002, the Company and InfiniCom AB, the Company's parent, entered into a Capital Contribution Agreement pursuant to which the Company and InfiniCom agreed to convert a note payable by the Company to InfiniCom in the amount of $517,043 into Common Stock of the Company. The note payable was converted into InfiniCom's right to receive 10,660,679 newly issued shares of Common Stock, applying a conversion rate calculated as the weighted average stock price over the prior 30 trading days, or $0.0485 per share. The shares were issued to InfiniCom in April 2004.

On February 15, 2005, InfiniCom AB, the majority stockholder of the Company, entered into a letter of intent to sell its shares of Common Stock in the Company to a group of private investors. As part of the transaction, it is contemplated that the Company will sell to InfiniCom all of the outstanding share capital of 24STORE, resulting in the Company continuing its existence as a shell company with no subsidiaries. Although the Company believes that the proposed purchaser of InfiniCom's majority interest in the Company intends to cause the Company to merge with or acquire an existing business, there can be no assurance that such a secondary transaction will occur. Moreover, if such transaction were to occur, there can be no assurance that it would enhance the Company's future operations and financial results.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to the Company by Stonefield Josephson, Inc., the Company's independent auditors, for professional services rendered for the years ended December 31, 2004 and 2003:

                                              2003            2004
                                          -------------------------------

     Fee Category:
       Audit fees (1)                       $34,686         $63,316

       Audit-related fees                      --              --
       Tax fees                                --              --
       All other fees                          --              --
                                          -------------------------------
     Total Fees                             $34,686         $63,316
                                          ===============================

     (1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the years ended December 31, 2004 and 2003.

     All fees were pre-approved.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules

     (1)  Financial Statements

          The financial statements listed below and included under Item 8, are filed as part of this report.

          Consolidated Financial Statements of 24Holdings Inc.

          (i)       Independent Auditors' Report

          (ii) Consolidated Balance Sheet at December 31, 2004 and December 31, 2003

          (iii) Consolidated Statement of Income (Operations) for each of the three years ended December 31, 2004

          (iv) Consolidated Statement of Shareholders' Equity (Deficit) for each of the three years ended December 31, 2004

          (v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2004

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

        10.12 Agreement dated March 24, 2004 between Cyberia (UK) Limited, as seller, and Stephen George Cranstone, Anthony Robert Norris, Hugo James Bibby and Tenon Pensioneer Trustee Limited, as trustees of the Link Microtek Limited Executive Retirement Plan.

        14.1             Code of Ethics.

        21*              List of Subsidiaries of the Company.

        31.1* Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Act of 1934.

        31.2* Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Act of 1934.

        32.1* Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

        32.2* Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

     * filed or furnished with this report

(c)  Current Reports on Form 8-K

     Current Report on Form 8-K filed March 9, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24HOLDINGS INC.


By:  /s/ Urban von Euler
     ---------------------------------
     Name:     Urban von Euler
     Title:    President and
               Chief Executive Officer

Date:  April 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Urban von Euler
     ------------------------------------
     Name:     Urban von Euler
     Title:    President, Chief Executive
                Officer and Director

By:  /s/ Roger Woodward
     ------------------------------------
     Name:     Roger Woodward
     Title:    Chief Financial Officer
               (Principal Accounting Officer)


By:  /s/ Larsake Sandin
     ------------------------------------
     Name:     Larsake Sandin
     Title:    Director