Form 10-Q
period 2005-03-31
24HOLDINGS INC
filed 2005-05-23
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               -------------------------------------------------

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

                                +44 1256 867 800
                               (Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ------     ------

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes         No   X
                                                ------     ------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding at May 18, 2005: 96,147,395.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET



                                                                                March 31, 2005      December 31, 2004
                                                                                --------------      -----------------
                                                                                  (Unaudited)
                                  ASSETS
Current assets:
Cash and cash equivalents                                                   $           1,629     $             928
Assets of subsidiary held for sale                                                    670,747               984,626
                                                                            -----------------     -----------------
   Total current assets                                                               672,376               985,554


                                                                            $         672,376     $         985,554
                                                                            =================     =================


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities-
Accounts payable and accrued expenses                                       $          47,179     $         118,914
Liabilities of subsidiary held for sale                                               812,403               929,292
                                                                            -----------------     -----------------

   Total current liabilities                                                          859,582             1,048,206

Long term loans, related party                                                        230,879               149,976

Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized, no shares
   issued and outstanding                                                                   -                     -
Common stock; $.001 par value, 100,000,000 shares authorized
   96,147,396 shares issued and outstanding                                            36,742                36,742
Additional paid in capital                                                         10,362,233            10,362,233
Accumulated other comprehensive loss                                                 (181,171)             (181,785)
Accumulated deficit                                                               (10,635,889)          (10,429,818)
                                                                            -----------------     -----------------
   Total shareholders' equity                                                        (418,085)             (212,628)

                                                                            $         672,375     $         985,554
                                                                            =================     =================

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three months ended   Three months ended
                                                                               March 31, 2005       March 31, 2004
                                                                               --------------       --------------
                                                                                (Unaudited)           (Unaudited)

Revenue                                                                     $               -     $               -

Cost of Revenue                                                                             -                     -

Gross profit                                                                                -                     -


Operating expenses:
   General and administrative                                                          10,443                27,564
                                                                            ------------------    ------------------
     Total operating expenses                                                          10,443                27,564


Net loss before provision for income taxes                                            (10,443)              (27,564)

Provision for income taxes                                                                  -                     -
                                                                            ------------------    ------------------

Loss from continuing operations                                                       (10,443)              (27,564)

Loss from discontinued operations, net of taxes                                      (195,629)              (79,437)
                                                                            ------------------    ------------------

Net loss                                                                    $        (206,072)    $        (107,001)
                                                                            ==================    ==================


Other comprehensive income/(loss):
   Foreign currency translation                                                           614               (28,167)
                                                                            ------------------    ------------------
Total comprehensive loss                                                             (205,458)             (135,168)

Net loss per share - basic and diluted, continuing
   operations and discontinued operations                                   $           (0.00)    $           (0.00)

                                                                            ==================    ==================
Weighted average number of shares outstanding -
   basic and diluted                                                               96,147,396            96,147,396


                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)


                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             Three months ended   Three months ended
                                                                               March 31, 2005       March 31, 2004
                                                                               --------------       --------------
                                                                                (Unaudited)           (Unaudited)
Cash flows provided by (used for) operating activities:
Net loss                                                                    $        (206,072)    $        (107,001)

Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation                                                                           (7,039)               24,257
Amortization of goodwill                                                                    -                     -
Foreign currency translation                                                             (674)               16,069

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                                    26,017               834,654
Prepaid expenses                                                                       (9,177)              (20,774)
Inventory                                                                             150,044                86,262


Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                             (206,384)             (890,383)
   Income taxes payable                                                                     -                     -
   Deferred taxes                                                                           -                  (600)
                                                                            ------------------    ------------------

   Total adjustments                                                                  (47,213)               49,485
                                                                            ------------------    ------------------

   Net cash provided by (used for) operating activities                              (253,285)              (57,516)

Cash flows provided by (used for) investing activities:
Acquisition of property and equipment                                                                        (9,893)
Due to/from related party                                                              80,903                60,000
                                                                            ------------------    ------------------

   Net cash used for investing activities                                              80,903                50,107


Cash flows provided by (used for) financing activities:
Payments/advances on credit facility                                                   79,935               (57,284)
Payments on long-term debt, bank                                                            -               (25,806)
                                                                            ------------------    ------------------

   Net cash provided by financing activities                                           79,935               (83,090)

Net decrease in cash                                                                  (92,447)              (90,499)
Cash, beginning of period                                                              95,032               147,841
Cash, end of period                                                         $           2,585     $          57,341
                                                                            ------------------    ------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                            $               -     $          18,815
   Income taxes paid                                                        $               -     $               -
                                                                            ------------------    ------------------

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

     General:

     24Holdings Inc., formerly known as Scoop, Inc. ("24Holdings" or the "Company"), is a majority owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden. 24Holdings has a wholly owned subsidiary, 24Store Europe LTD, located in the United Kingdom, which is in the business of selling and distributing consumer and commercial electronic products in Europe.

     Basis of Presentation:

     The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $206,071 and $486,398 during the three months ended March 30, 2005 and the year ended December 31, 2004, respectively, and has an accumulated deficit of $10,635,889 at March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is also seeking to sell the UK operating subsidiary (see Note 3). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3)  Discontinued Operations:

     The Company's management has committed to a plan to sell their UK subsidiary, 24Europe, which presently is anticipated to occur within the next three months. The Company is in discussions with their Parent company, Infinicom, to acquire the subsidiary in exchange for cash consideration. As the intended sale meets all the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary have been classified as Held for sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented. As the Company anticipates selling the subsidiary for an amount in excess of the carrying value, no loss on disposal has been recognized and included as a component of discontinued operations.

     The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at March 31, 2005, are as follows:

     Cash and cash equivalents                        $        951
     Accounts receivable                                   470,169
     Inventory                                             135,994
     Prepaid expenses and other assets                      38,596
     Property and equipment                                 25,037
     Assets held for sale                              $   670,747

     Accounts payable and accrued expenses             $   733,039
     Credit line                                            79,364
     Current liabilities held for sale                     $812,403

(4)  Sale of Infinicom's stockholding in 24Holdings Inc:

     In February 2005, the Company's ultimate parent company, Infinicom, entered into a nonbinding Letter of Intent with an unrelated third party, to purchase all of Infinicom's shares in the Company. The agreement is contingent on the contemporaneous purchase by Infinicom of all the issued and outstanding capital stock of 24Store (Europe) Ltd., plus all trademarks and domain names held by the Company. Following the sale, the buyer has indicated that it will use its best efforts, as soon as reasonably practical, to identify an operating company to enter into an agreement to merge with the Company in exchange for shares of the Company's stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's interim results of operations and financial condition. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

For the Three Months ended March 31, 2005: Continuing Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2005, were $10,442 compared to $27,564 for the three months ended March 31, 2004. The main areas of the decreases were Legal and Accountancy fees.



For the Three Months ended March 31, 2005: Discontinued Operations

NET SALES. Net sales for the three months ended March 31, 2005 were $1,574,501 compared to $3,034,996 for the three months ended March 31, 2004 representing a decrease of 48%. The reduction is the result of the loss of key sales staff and the loss of some major accounts.

GROSS PROFIT. Gross profit for the three months ended March 31, 2005 was $178,631 compared to $378,110 for the three months ended March 31, 2004 representing a decrease of 53%. Gross profits as a percentage of sales were 11.3% for the three months ended March 31, 2005 compared to 12.4% for the three months ended March 31, 2004. The main reason for the decline in gross profit was the decline in sales, the gross profit margin in three months ended March 31, 2004 was improved by high margin Panasonic sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2005 were $373,731 compared to $445,190 for the three months ended March 31, 2004. The decrease was mainly the result of reductions in salaries.



INTEREST EXPENSE. Interest expense, net of interest income for the three months ended March 31, 2005 was a cost of $529 compared to a cost $12,957 for the three months ended March 31, 2004, this reduction is the result of paying off the mortgage on the building in April 2004, with the respective reduction in mortgage interest.

LIQUIDITY AND CAPITAL RESOURCES.  Continuing Operations

Cash and cash equivalents at March 31, 2005 were $1,629 compared to $928 as of December 31, 2004.



LIQUIDITY AND CAPITAL RESOURCES.  Discontinued Operations

Cash and cash equivalents at March 31, 2005 were $951 compared to $94,104 as of December 31, 2004. This decrease is the result of payment timing of accounts payable.

In its United Kingdom operating subsidiaries the Company has a revolving line of credit based on 70% of eligible receivables. The revolving line of credit bears interest at the prime rate (March 05 was 4.75 %) plus 2%.




PLAN OF OPERATIONS

It is the intention of 24Holdings Inc. to sell the UK operations, and in accordance with SFAS 144 assets and liabilities of the units have been shown as held for sale and operations as discontinued operations for all periods presented.



CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for bad debt, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as allowance for bad debt, goodwill, inventory valuation and the deferred tax asset. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report.

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

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the fiscal quarter covered by this report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of these controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the failure of the Company to have an audit committee, and the failure of the Board to assume the audit committee functions, results in the absence of an important oversight, constituting a material weakness in the Company's corporate governance structure. Accordingly, the Company's disclosure controls and procedures are not effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

On February 15, 2005, Infinicom AB, the majority stockholder of the Company, entered into a letter of intent to sell its shares of Common Stock in the Company to a group of private investors unrelated to Infinicom. As part of the transaction, it is contemplated that the Company will sell to Infinicom all of the outstanding share capital of 24STORE and certain intellectual property rights, resulting in the Company continuing its existence as a shell company with no subsidiaries and no operations. Although the Company believes that the proposed purchaser of Infinicom's majority interest in the Company intends to cause the Company to merge with or acquire an existing business, there can be no assurance that such a secondary transaction will occur. Moreover, if such transaction were to occur, there can be no assurance that it would enhance the Company's future operations and financial results.

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

Date:  May 23, 2005                24HOLDINGS INC.

                                   By: /s/ Urban von Euler
                                       ----------------------------------------
                                       Urban von Euler
                                       President and Chief Executive Officer

                                   By: /s/ Roger Woodward
                                       -----------------------------------------
                                       Roger Woodward
                                       Chief Financial Officer and Secretary
                                       (Principal Accounting Officer)