Form 10-Q
period 2005-06-30
24HOLDINGS INC
filed 2005-08-22
CIK 1025315

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------------------------------------------

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

                                +44 1256 867 800
                               (Telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------    ------

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes         No  X
                                               -------    ------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Common Stock outstanding at August 19, 2005:
96,147,395.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                24HOLDINGS, INC.
                        ( FORMERLY KNOWN AS SCOOP, INC.)

                           CONSOLIDATED BALANCE SHEET

                                                              June 30, 2005    December 31, 2004
                                                              -------------    -----------------
                                                               (Unaudited)
     ASSETS
Current assets:
Cash and cash equivalents                                     $       6,786      $       928
Assets of subsidiary held for sale                                  379,751          984,626
                                                              -------------      -----------
     Total current assets                                           386,537          985,554




                                                               $    386,537      $   985,554
                                                               ============      ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities-
 Accounts payable and accrued expenses                         $     81,325      $   118,914
Liabilities of subsidiary held for sale                             640,923          929,292
                                                               ------------      -----------
     Total current liabilities                                      722,248        1,048,206


Loan payable, bank, less current portion                                  -                -


Long term note payable, related party                               583,137          149,976


Shareholders' equity:
Preferred stock; $0.001 par value, 5,000,000 authorized,
       no shares issued and outstanding                                   -                -
Common stock; $.001 par value,  100,000,000 shares
       authorized 96,147,396 shares                                  36,742           36,742
        issued and outstanding
Additional paid in capital                                       10,362,233       10,362,233
Other comprehensive loss                                            (71,901)        (181,785)
Accumulated deficit                                             (11,245,922)     (10,429,818)
                                                               ------------      -----------

     Total shareholders' equity                                    (918,848)        (212,628)


                                                               $    386,537      $   985,554
                                                               ============      ===========
                                                                                 $         -

                     24HOLDINGS, INC.
             ( FORMERLY KNOWN AS SCOOP, INC.)
      CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                         Three months ended  Three months ended  Six months ended  Six months ended
                                                           June 30, 2005      June 30, 2004       June 30, 2005     June 30, 2004
                                                           -------------      -------------       -------------     -------------
                                                            (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
Revenue:                                                  $            -       $          -       $         -       $         -

Cost of Revenue                                                        -                  -                 -                 -
                                                          --------------       ------------       -----------       -----------

Gross profit                                                           -                  -                 -                 -

Operating expenses:
  General and administrative expenses                             43,297             26,446            53,740            53,410
                                                          --------------       ------------       -----------       -----------

   Total operating expenses                                       43,297             26,446            53,740            53,410

Loss from continuing operations
      before provision for income taxes                          (43,297)           (26,446)          (53,740)          (53,410)

Provision for income taxes                                             -                  -                 -                 -
                                                          --------------       ------------       -----------       -----------

Loss from continuing operations                                  (43,297)           (26,446)          (53,740)          (53,410)

Loss from discontinued operations, net of taxes                 (566,735)           (30,347)         (762,264)         (110,385)

Net income (loss)                                         $     (610,032)      $    (56,793)      $  (816,104)      $  (163,795)
                                                          ======================================================================

Net loss per share - continuing operations
  basic and diluted                                       $        (0.00)      $      (0.00)      $     (0.00)      $     (0.00)
                                                          ======================================================================
Net loss per share - discontinued operations
  basic and diluted                                       $        (0.01)      $      (0.00)      $     (0.01)      $     (0.00)
                                                          ======================================================================
Net loss per share - basic and diluted                    $        (0.01)      $      (0.00)      $     (0.01)      $     (0.00)
                                                          ======================================================================
Weighted average number of shares outstanding -
  basic and diluted                                           96,147,396         96,147,396        96,147,396        96,147,396
                                                          ======================================================================

           See accompanying notes to consolidated financial statements

                           24HOLDINGS, INC.
                    (FORMERLY KNOWN AS SCOOP, INC.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Six months ended      Six months ended
                                                                       June 30, 2005          June 30, 2004
                                                                       -------------          -------------
                                                                        (Unaudited)            (Unaudited)
Cash flows provided by (used for) operating activities:
 Net loss                                                             $ (816,104)             $ (163,795)

Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
Depreciation                                                               9,432                   37,072
Foreign currency translation                                              (2,589)                 (15,569)
Gain on sale of building                                                       -                 (180,247)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                      234,001                1,256,695
Loans receivable, related party                                          (13,242)                       -
Prepaid expenses                                                         (29,698)                 (21,396)
Inventory                                                                221,616                   60,683

Changes in assets and liabilities:
(Increase) decrease in assets:
  Accounts payable and accrued expenses                                 (255,777)              (1,310,520)
  Income taxes payable                                                         -                   95,925
  Deferred taxes                                                               -                  (86,800)
                                                                      -----------             ------------

   Total adjustments                                                     163,743                 (164,158)
                                                                      -----------             ------------

   Net cash used for  operating activities                              (652,361)                (327,953)

Cash flows provided by (used for) investing activities:
 Proceeds from sale of property and equipment, net of fees                     -                1,510,037
 Due to/from related parties                                             428,847                   60,000
                                                                      -----------             ------------

     Net cash provided by investing activities                           428,847                1,570,037
                                                                      -----------             ------------

Cash flows provided by (used for) financing activities:
  Credit facility                                                        136,130               (1,052,472)
 Payment on long-term debt, bank                                               -                 (236,578)
                                                                      -----------             ------------

    Net cash provided by (used for) financing activities                 136,130               (1,289,050)
                                                                      -----------             ------------

Net increase (decrease) in cash                                          (87,384)                 (46,966)
Cash, beginning of period                                                 95,032                  147,841
                                                                      -----------             ------------
Cash, end of period                                                   $    7,647              $   194,807
                                                                      ====================================

Supplemental disclosure of cash flow information:
  Interest paid                                                       $    1,110              $    17,573
                                                                      -----------             ------------
  Income taxes paid                                                   $        -              $         -
                                                                      -----------             ------------

           See accompanying notes to consolidated financial statements

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED JUNE 30, 2005

(1)  Description of Business:

     Interim Financial Statements:

     The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of 24Holdings Inc. and subsidiary (the "Company") on Form 10-K for the year ended December 31, 2004.

     General:

     24Holdings Inc., formerly known as Scoop, Inc., ("24Holdings" or the "Company") is a majority owned subsidiary of InfiniCom AB, a publicly listed company on the SBI market in Sweden. 24Holdings has a wholly owned subsidiary, 24Store Europe, LTD, located in the United Kingdom, which is in the business of selling and distributing consumer and commercial electronic products in Europe.

     Basis of Presentation:

     The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $816,104 and $486,398 during the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, and has an accumulated deficit of $11,245,922 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking to sell the UK operating subsidiary (see Note 3). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Recent Accounting Pronouncements

     In May 2005, the FASB issued SFAS No.154, :Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

     In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employees share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

                                 24HOLDINGS INC.
                         (formerly known as Scoop, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED JUNE 30, 2005

(2)  Principles of Consolidation:

     The accompanying consolidated statements include the accounts of 24Holdings and subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

(3)  Discontinued Operations:

     The Company's management has committed to a plan to sell their UK subsidiary, 24Europe, which presently is anticipated to occur within the next three months. The Company is in discussions with their Parent company, Infinicom, to acquire the subsidiary in exchange for a cash payment. As the intended sale meets all the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary have been classified as Held for sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented. As the Company anticipates selling the subsidiary for an amount in excess of the carrying value, no loss on disposal has been recognized and included as a component of discontinued operations.

     The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at June 30, 2005, are as follows:

         Cash and cash equivalents                         $      861
         Accounts receivable                                  244,547
         Inventory                                             56,220
         Prepaid expenses and other assets                     56,695
                                                           ----------
         Current assets held for sale                         358,323

         Property and equipment - held for sale                21,428
                                                           ----------
         Total assets held for sale                        $  379,751
                                                           ==========

         Accounts payable and accrued expenses                640,923
                                                          ------------
         Current liabilities held for sale                $   640,923
                                                          ============

(4)  Loan Payable, Related Party:

On May 13, 2005, Infinicom, the ultimate parent company, acquired an intercompany receivable owing from 24Holdings to the UK subsidiary in the amount of approximately $545,000 for a reduced amount of approximately $180,000. As the original receivable amount is still owing from 24Holdings to Infinicom, but now is no longer eliminated in consolidation as an intercompany loan, the Company has recognized an loss on the receivable in the amount of the transfer of the loan to Infinicom, less the replaced receivable from Infinicom, of approximately $373,000 (taking into consideration foreign translation).

(5)  Sale of Infinicom's Stockholding in 24Holdings Inc.:

In February 2005, the Company's ultimate parent company, Infinicom, entered into a nonbinding Letter of Intent with an unrelated third party, to purchase all of Infinicom's shares in 24Holdings The agreement is contingent on the contemporaneous purchase by Infinicom of all the issued and outstanding capital stock of 24Store (Europe) Ltd plus all trademarks and domain names held by 24Holdings An agreement between Infinicom and 24Store (Europe) was approved on May 26, 2005, dependent on certain closing requirements. Additionally, as of the closing, 344,595 shares of Series A Preferred Stock of the Company will be issued to Infinicom in exchange for all outstanding debt owed by the Company to Infinicom.

Following the exchange, the party will use it's best efforts, as soon as reasonably practical, to identify an operating company to enter into an agreement to merge with the Company in exchange for shares of the Company's stock.

The transactions are dependent on the filing of a Form 14C with the Securities and Exchange Commission ("SEC"), as required under Delaware law. The 14C has been filed with the SEC and the SEC approved the 14C on July 27th 2005. The definitive 14C was then filed on August 11, 2005 and simultaneously mailed to shareholders. There is a 20 day waiting period after the filing of the Definitive 14C, before the transactions can be completed.

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

RESULTS OF OPERATIONS

For the Three Months ended June 30, 2005: Continuing Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2005, were $43,297 compared to $26,446 for the three months ended June 30, 2004. The main areas of the increase were Legal fees for the preparation of a 14C regarding the sales of the stock of the main stockholding in 24Holdings


For the Three Months ended June 30, 2005: Discontinued Operations

NET SALES. Net sales for the three months ended June 30, 2005 were $862,779 compared to $2,198,610 for the three months ended June 30, 2004 representing a decrease of 60%. The reduction is the result of the loss of key sales staff and the loss of some major accounts.

GROSS PROFIT. Gross profit for the three months ended June 30, 2005 was $142,423 compared to $256,214 for the three months ended June 30, 2004 representing a decrease of 44%. Gross profits as a percentage of sales were 16.5% for the three months ended June 30, 2005 compared to 11.7% for the three months ended June 31, 2004. The reason for the increase in gross profit as a percent age of sales was the change in the sales mix, with the higher margin solutions sales becoming a larger proportion of total sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2005 were $709,118 compared to $351,875 for the three months ended June 30, 2004. The reason for the increase was a $372,966 write down of inter company debts between the 24Store Ltd and 24Holdings Other costs of mainly salary costs were reduced.


INTEREST EXPENSE. Interest expense, net of interest income for the three months ended June 30, 2005 was a cost of $40 compared to a income of $4,600 for the three months ended June 30, 2004, this reduction is the result of a worsening cash position to support the trading losses.

LIQUIDITY AND CAPITAL RESOURCES  Continuing Operations

Cash and cash equivalents at June 30, 2005 were $6,786 compared to $928 as of December 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES  Discontinued Operations

Cash and cash equivalents at June 30, 2005 were $861 compared to $94,104 as of December 31, 2004. This decrease is the result of financing the losses for the first six months of 2005 and as a result of the Company's poor trading results over the last eighteen months suppliers have reduced our credit lines.

In its United Kingdom operating subsidiaries the Company has a revolving line of credit based on 70% of eligible receivables. The revolving line of credit bears interest at the prime rate (June 05 was 4.75 %) plus 2%.


For the Six Months ended June 30, 2005: Continuing Operations

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2005, were $53,740 compared to $53,410 for the six months ended June 30, 2004


For the Six Months ended June 30, 2005: Discontinued Operations

NET SALES. Net sales for the six months ended June 30, 2005 were $2,437,280 compared to $5,233,606 for the six months ended June 30, 2004 representing a decrease of 53%. The reduction is the result of the loss of key sales staff and the loss of some major accounts.

GROSS PROFIT. Gross profit for the six months ended June 30, 2005 was $321,054 compared to $634,324 for the six months ended June 30, 2004 representing a decrease of 49%. Gross profits as a percentage of sales were 13.2% for the six months ended June 30, 2005 compared to 12.1% for the six months ended June 31, 2004. The reason for the increase in gross profit as a percentage of sales was the change in the sales mix, with the higher margin solutions sales becoming a larger proportion of total sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2005 were $1,082,849 compared to $772,808 for the six months ended June 30, 2004. The reason for the increase was a $372,966 write down of inter company debts between the 24Store Ltd and 24Holdings Other costs of mainly salary costs were reduced.

INTEREST EXPENSE. Interest expense, net of interest income for the six months ended June 30, 2005 was a cost of $569 compared to a income of $17,558 for the six months ended June 30, 2004, this reduction is the result of a worsening cash position to support the trading losses.


PLAN OF OPERATIONS

It is the intention of 24Holdings to sell the UK operations, and in accordance with SFAS 144 assets and liabilities of the units have been shown as held for sale and operations as discontinued operations for all periods presented.


Critical accounting policies

Our Management's Discussion and Analyses of Financial Conditions and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these requires management to make estimates and assumptions that affect the reported amounts of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowances for bad debts, accrued expenses, financing operations and contingencies and litigation. Management basis its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the result of which form the basis are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as allowances for bad debts, goodwill, inventory valuation the deferred tax assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company believes that he market risk arising from holdings of its financial instruments in not material.

However all of the Company's operations are conducted through its 24Store and denominated in British pounds sterling or, prior to the sale of its Norwegian subsidiary, Norwegian Kroner and none of the Company's revenues are generated in US Dollars. For consolidation purposes, the assets and liabilities of 24Store are converted to US Dollars using year-end exchange rates and results of operations are converted using a monthly average during the year. Fluctuations in the currency rates between the United Kingdom, Norway and the United States may give rise to material variances in reported earnings of the Company.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within specific time periods. As of the end of the fiscal quarter covered by this report on Form 10-Q. The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of these controls and procedures. Based on the evaluation of the Company's Chief Executive Officer and Chief Financial Officer concluded that the failure of the Company to have an audit committee and the failure of the Board to assume the audit committee functions, results in the absence of an important oversight, constituting a material weakness in the Company's corporate governance structure. Accordingly, the Company's controls and procedures are not effective.

There were not any significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 7, 2005, Infinicom AB, the majority stockholder of the Company, owning approximately 77.7% of the 96,147,395 total outstanding shares of voting capital stock of the Company as of May 26, 2005 (the record date), consented to a proposed sale by the Company of all of the outstanding stock of its subsidiary, 24STORE (Europe) Limited, to Infinicom AB. The sale of the shares of 24STORE held by the Company constitute substantially all of the Company's assets and will result in the Company continuing its existence as a shell company with no subsidiaries and no business operations. The details of the transaction are described more fully below and in the definitive information statement filed by the Company on Schedule 14C and mailed to the stockholders on August 11, 2005.

Item 5.  Other Information.

On May 26, 2005, Infinicom AB, the majority stockholder of the Company, entered into a Common Stock Purchase Agreement with Moyo Partners, LLC and R&R Biotech Partners LLC (the "Purchasers"), pursuant to which Infinicom will sell its shares of Common Stock in the Company to the Purchasers. As part of the transaction, the Company will sell to Infinicom all of the outstanding share capital of 24STORE and certain intellectual property rights, resulting in the Company continuing its existence as a shell company with no subsidiaries and no operations. The Purchasers intend to cause the Company to enter into a merger subsequent to the closing of the sale of common stock to the Purchasers, with one or more as of yet unidentified companies in the biotechnology industry. Rodman & Renshaw Holding, LLC, a broker-dealer and an affiliate of R&R Biotech Partners LLC, may assist the Company with effecting a financing transaction in conjunction with the merger. However, there is no assurance that such a merger will occur, or that if such a merger does occur, that it will be with a company or companies in the biotechnology industry. Moreover, if such transaction were to occur, there can be no assurance that it would enhance the Company's future operations and financial results. Details of the sale and the agreements relating to the sale are described more fully in the current report filed on Form 8-K by the Company on June 2, 2005 and the definitive information statement filed by the Company on Schedule 14C and mailed to the stockholders on August 11, 2005.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1      Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350

     32.2      Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350

(b)  Reports on Form 8-K.

     Current Report on Form 8-K filed June 2, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 22, 2005              24HOLDINGS INC.

                                     By: /s/ Urban von Euler
                                         ------------------------------------
                                         Urban von Euler
                                         President and Chief Executive Officer

                                     By: /s/ Roger Woodward
                                         ------------------------------------
                                         Roger Woodward
                                         Chief Financial Officer and Secretary
                                         (Principal Accounting Officer)