Form 10-Q
period 2005-09-30
24HOLDINGS INC
filed 2005-11-21
CIK 1025315

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

[ ]  TRANSITION UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934


                          COMMISSION FILE NO: 000-22281

                                24HOLDINGS, INC.
                                ----------------
              (Exact name of small business issuer in its charter)

DELAWARE                                                    33-0726608
----------------------                             -----------------------------
State of incorporation                             (I.R.S. Employer File Number)


                  47 School Street, Chatham, New Jersey 07928
                  -------------------------------------------
                    (Address of principal executive offices)
                                 (973) 635-4047
                                 --------------
                (Issuer's telephone number, including area code)


                                  Cyberia House
                           Church Street, Basingstoke
                               Hampshire RG21 7QN
                                 United Kingdom
          (Former name or former address, if changed since last report)


       Securities Registered Under Section 12(b) of the Exchange Act: None
         Securities Registered Under Section 12(g) of the Exchange Act:
                     Common Stock, $.001 per share par value
                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                                 OUTSTANDING AT
CLASS                                                          NOVEMBER 10, 2005
-----                                                          -----------------

Common Stock, $.001 par value, net of
  Treasury Stock                                                  96,147,396

                                    FORM 10-Q
                                24HOLDINGS, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                            Page
Item 1.
            Condensed Consolidated Financial Statements
                  Balance Sheets as of September 30, 2005 and
                    December 31, 2004                                         3
                  Statements of Operations for the three months and nine
                  months ended September 30, 2005 and 2004                    4
            Statements of Cash Flows for the three months ended
                  September 30, 2005 and 2004                                 5
            Notes to the Unaudited Financial Statements                       6
Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10
Item 3.     Qualitative and Quantitative Disclosures About Market Risk        11
Item 4.     Controls and Procedures                                           11


Part II     OTHER INFORMATION                                                 13
Item 1.     Legal Proceedings                                                 13
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       13
Item 3.     Defaults Upon Senior Securities                                   13
Item 4.     Submission of Matters to a Vote of Security Holders               13
Item 5.     Other information                                                 13
Item 6      Exhibits Index                                                    13
            Form 10-Q Signature Page                                          14
            Exhibit 31.1 Certification of CEO pursuant to Sec. 302            15
            Exhibit 31.2 Certification of CEO pursuant to Sec. 302            16
            Exhibit 32.1 Certification of CEO pursuant to Sec. 906            17
            Exhibit 32.2 Certification of CFO pursuant to Sec. 906            18

--------------------------------------------------------------------------------
                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1. Financial Statements:

                                24HOLDINGS, INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30, 2005             DECEMBER 31,
                                                                                   (UNAUDITED)                     2004
                                  ASSETS
                                  ------
Cash and cash equivalents                                                         $           --                 $         928
Other receivables                                                                        100,000                            --
Discontinued Operations                                                                       --                       984,626
Total Current Assets                                                                     100,000                       984,626

TOTAL ASSETS                                                                      $      100,000                 $     985,554
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                                                         --                 $     118,914
Accrued other expenses                                                                        --                       929,292
   Total current liabilities                                                                  --                     1,048,206
Long term note payable, related party                                                         --                       149,976
   STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
    344,595 shares issued and outstanding at September 30, 2005
    no shares issued and outstanding at December 31, 2004                                    345                            --
Common stock, $.001 par value, 100,000,000 shares
    authorized, 96,147,396 issued and outstanding                                         36,742                        36,742
Additional paid-in capital                                                            10,592,767                    10,363,233
Other comprehensive loss                                                                      --                      (181,785)
Accumulated deficit                                                                  (10,529,853)                  (10,429,818)
   Total stockholders' equity                                                            100,000                      (212,628)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      100,000                  $    985,554


          See accompanying notes to the unaudited financial statements.

                                24HOLDINGS, INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
--------------------------------------------------------------------------------------------------------------------
                                                September 30,    September 30,     September 30,    September 30,
                                                    2005              2004             2005              2004
--------------------------------------------------------------------------------------------------------------------
REVENUE                                           $         --      $         --      $        --      $         --
--------------------------------------------------------------------------------------------------------------------
Cost of revenue                                             --                --               --                --
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                --                --               --                --
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
--------------------------------------------------------------------------------------------------------------------
General and administrative                              72,098            26,301          125,838            79,711
--------------------------------------------------------------------------------------------------------------------
Inter-company Write-offs                                                                   56,894
--------------------------------------------------------------------------------------------------------------------
Gain on Sale of intellectual property rights          (606,830)                          (606,830)
--------------------------------------------------------------------------------------------------------------------
   Total expenses                                     (534,732)           26,301         (424,098)           79,711
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) from CONTINUING OPERATIONS
BEFORE INCOME TAXES                                    534,732           (26,301)         424,098           (79,711)
--------------------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                  --                --               --                --
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                       534,732           (26,301)         424,098          (79,711)
--------------------------------------------------------------------------------------------------------------------
GAIN FROM SALE OF SUBSIDIARY                           391,358                --          391,358
--------------------------------------------------------------------------------------------------------------------
REALIZED TRANSLATION EXCHANGE LOSS
                                                            --                --          (76,490)
--------------------------------------------------------------------------------------------------------------------
(LOSS) FROM DISCONTINUED OPERATIONS, NET OF
TAXES                                                 (643,372)         (162,765)        (839,001)         (273,150)
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                      282,718          (189,066)        (100,035)         (352,861)
--------------------------------------------------------------------------------------------------------------------
Net Earnings per share from Continuing
Operations - basic and diluted                    $       0.01      $       0.00      $      0.00      $      (0.00)
--------------------------------------------------------------------------------------------------------------------
Net (Loss) per share from Discontinued
Operations - basic and diluted                    $      (0.01)     $       0.00      $     (0.01)     $      (0.00)
--------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares
--------------------------------------------------------------------------------------------------------------------
Outstanding  - basic and diluted                    96,147,396        96,147,396       96,147,396        96,147,396
--------------------------------------------------------------------------------------------------------------------


          See accompanying notes to the unaudited financial statements.

                                24HOLDINGS, INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2005                   SEPTEMBER 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $     (100,035)                       $     (352,856)
Non-cash items-
   Depreciation and amortization                                          --                                49,827
   Gain on sale of building                                               --                              (180,247)
   Foreign currency translation                                       84,345                                 8,786
   Realized Exchange variances                                       (76,490)                                   --
   Gain on Sale of Subsidiary -
     discontinued operations,                                       (391,358)                                   --
   Gain on Sale of Intellectual Properties                          (606,830)                                   --
   Write-off of intercompany debt                                    364,139                                    --
Changes in assets and liabilities:
(Increase) decrease in assets:
   Accounts receivable                                               327,752                             1,665,451
   Loans receivable, related party                                   386,130                                60,000
   Inventory                                                         195,409                                59,117
   Prepaid expenses                                                  (83,594)                               12,066
Increase (decrease) in liabilities:
   Accounts payable                                                 (453,274)                           (1,421,845)
   Income taxes payable                                                   --                                95,519
   Deferred taxes                                                         --                               (86,800)
                                                              --------------                        --------------
      Total adjustments                                             (253,771)                              261,874
        Net cash used for operating activities                      (353,806)                              (90,982)
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of building                                         --                             1,569,032
    Due to / from related parties                                    258,773                                    --
        Net cash provided (used) by investing activities             258,773                             1,569,032
CASH FLOWS FROM FINANCING ACTIVITIES
   Credit facility                                                        --                            (1,048,017)
   Payment on long-term debt, bank                                        --                              (235,576)
        Net cash provided (used) by financing activities                  --                            (1,283,594)
NET INCREASE (DECREASE) IN CASH                                      (95,032)                              194,456
CASH, BEGINNING OF PERIOD                                             95,032                               147,841
CASH, END OF PERIOD                                           $           --                        $      342,297
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Income Taxes paid                                            $           --                        $       30,015
 Interest paid                                                $           --                        $      102,537
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION
  Issuance of Convertible Preferred Stock in
    satisfaction of debt                                      $      230,879                        $           --
 Sale of Intellectual property in satisfaction of debt        $      606,830                        $           --

          See accompanying notes to the unaudited financial statements.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2005

(1)     DESCRIPTION OF BUSINESS:

        GENERAL:

        24Holdings Inc., formerly known as Scoop, Inc., ("24Holdings" or the "Company") is a Delaware corporation. The Company's current purpose is to serve as a vehicle to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets.


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

        BASIS OF PRESENTATION:

        The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $100,035 and $486,398 during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively, and had an accumulated deficit of $10,529,853 at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company sold its operating subsidiary on September 30, 2005 in exchange for $100,000.

        The Company's current purpose is to serve as a vehicle to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets.

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

         The financial statements of the subsidiary outside the United States are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

         As discussed, the Company sold its subsidiary on September 30, 2005.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In May 2005, the FASB issued SFAS No.154, :Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

         In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employees share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

                                 24HOLDINGS INC.
                         (FORMERLY KNOWN AS SCOOP, INC.)
                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2005

(2)     ISSUANCE OF PREFERRED STOCK:

        On September 30, 2005 the Company sold 344,595 shares of Series A Preferred Stock to Infinicom AB for discharge of $230,879 of debt. Each share of Preferred Stock is convertible into 100 shares of Common Stock at the option of the holder. The holders of the Series A Preferred Stock, $.001 par value have one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted.


(3)     CHANGE OF OWNERSHIP OF 24HOLDINGS INC:

        The majority stockholder of the Company, InfiniCom AB, entered into a Common Stock Purchase Agreement dated as of May 26, 2005, by and among InfiniCom, the Company, Moyo Partners, LLC and R&R Biotech Partners LLC (the "Purchase Agreement"), to sell all of its shares of the Company's Common Stock to Moyo Partners, LLC and R&R Biotech Partners LLC. Effective September 30, 2005, Infinicom completed the sale to Moyo Partners LLC and R&R Biotech Partners LLC of all of its shares in 24Holdings Inc. The Purchasers acquired 74,711,681 shares of Common Stock of the Company ( which represented 77.7% of the 96,147,395 shares of Common Stock then outstanding ) and 344,595 shares of Preferred Stock, constituting 83.6% in the aggregate of the then issued and outstanding Common Stock of the Company, (assuming conversion of the Preferred Stock into 34,459,500 shares of Common Stock). The purchase price was $500,000 in cash and 1% of the outstanding shares of Common Stock of the Company following the occurrence of one of several possible post-closing events. As a result, the Purchasers acquired control of the Company from Infinicom.


        The closing under the Purchase Agreement was contingent on the contemporaneous purchase by Infinicom of all the issued and outstanding capital stock of 24Store (Europe) Ltd plus all trademarks and domain names held by 24Holdings Inc. (see Note 4 below).


        Effective September 30, 2005 Urban von Euler resigned as President and a Director of the Company. However he agreed to continue as Chief Executive Officer of the Company through the filing date of this report. Also, effective September 30, 2005, Larsake Sandin resigned as a Director and each of Arnold Kling and Kirk Warshaw were appointed as Directors of the Company.

        Effective on the date this report is filed, Arnold P. Kling and Kirk M. Warshaw will become the President, and Chief Financial Officer and Secretary of the Company, respectively. The Company's officers will only be required to devote a small portion of their time (less than 10%) to its affairs on a part-time or as-needed basis. The Company expects to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. The Company does not anticipate hiring any full-time employees as long as it is seeking and evaluating business opportunities.

        The Company does not expect management to play any managerial role in the Company following a business combination. Although the Company intends to scrutinize closely the management of a prospective target business in connection with an evaluation of a business combination with a target business, the assessment of management may be incorrect. The Company will be considered as being in the development stage, since its inception on September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 7.


(4)     SALE OF STOCK IN 24STORE (EUROPE) LTD.:

        The Company sold all of the outstanding stock of 24STORE (Europe) Limited, a Company incorporated under the laws of England formerly known as 24STORE.com Limited and currently operating in the United Kingdom ("24STORE"), to InfiniCom AB for consideration of $100,000. In connection with the sale, the Company, 24STORE and InfiniCom also entered into an Agreement for the Sale and Purchase of Intellectual Property Rights, pursuant to which the Company and 24STORE agreed to transfer all of their right, title and interest in certain trademarks and domain names to InfiniCom AB in consideration of forgiveness of $606,830 of debt.

(5)     SUBSEQUENT EVENTS

        On October 25, 2005 the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock upon a ration of not less than one-for-twenty nor more than one-for-one hundred fifty shares at any time prior to October 25, 2006. Not withstanding approval of this proposal by the stockholders, the Board of Directors may in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by stockholders. This resolution will not become effective until 20 days after an Information Statement with respect to this matter is first mailed to stockholders. As the reverse stock split is not final there have not been any adjustments to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS

         Some of the statements in this Form 10-Q, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-Q and in our other periodic reports and documents filed with the Securities and Exchange Commission.

         In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 and in the Footnotes to the unaudited Financial Statements for this report, we have identified critical accounting policies and estimates for our business.

RESULTS OF CONTINUING OPERATIONS

For the Three Months ended September 30, 2005: Continuing Operations

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2005, were $72,098 compared to $26,301 for the three months ended September 30, 2004. The increase was due to the incurrence of Legal fees related to the preparation of a 14C regarding the sales of the stock of 24Holdings Inc.

For the Nine Months ended September 30, 2005: Continuing Operations

Selling, General and Administrative Expenses - SG&A expenses for the nine months ended September 30, 2005, were $125,838 compared to $79,711 for the nine months ended September 30, 2004. The increase was due to the incurrence of Legal fees related to the preparation of a 14C regarding the sales of the stock of 24Holdings Inc.


PLAN OF OPERATION

         The Company's current purpose is to serve as a vehicle to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets.

         Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

         We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. The Company is considered as being in the development stage, since its inception on September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $0 cash balance at the end of September 2005 compared to $928 as of December 31, 2004

         Because the Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital, the Company is dependent upon future loans from its present shareholders or management and there can be no assurances that its present shareholders or management will make any loans to the Company. At September 30, 2005, the Company had Other Receivables of $100,000 and positive working capital of $100,000.

         The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that the Company engages in any merger or other combination with an operating company, it will have additional material commitments, although the Company presently is not engaged in any material discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.   CONTROLS AND PROCEDURES

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

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, which the Company is a party to.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On September 30, 2005, the Company sold 344,595 shares of newly created and issued Series A Preferred Stock, par value $.001 (the "Preferred Stock") to Infinicom in exchange for the discharge of debt owed by the Company to Infinicom in the amount of $230,879, in a private transaction in reliance upon an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Company believes the issuance was exempt from registration because Infinicom is an accredited investor and the transaction otherwise meets the requirements for exemption from registration. Each share of Preferred Stock is convertible into one hundred
(100) shares of Common Stock of the Company immediately upon election and written notice to the Company by the holder of the Preferred Stock.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.    EXHIBITS

EXHIBIT
NO.                 DESCRIPTION

31.1                Certification of CEO Pursuant to Sec. 302
31.2                Certification of CFO pursuant to Sec. 302
32.1                Certification of CEO pursuant to Sec. 906
32.2                Certification of CFO pursuant to Sec. 906

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE: NOVEMBER 21, 2005               24HOLDINGS INC.

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