Form 10-K
period 2005-12-31
24HOLDINGS INC
filed 2006-03-31
CIK 1025315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


                        COMMISSION FILE NUMBER: 000-22281


                                 24HOLDINGS INC.
                               -----------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    33-0726608
  ----------------------------------               -------------------------
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                                47 SCHOOL AVENUE
                            CHATHAM, NEW JERSEY 07928
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (973) 635-4047

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

      INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED BY RULE 405 OF THE SECURITIES ACT. YES [_] NO [X]

      INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT. YES [_] NO [X]

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER [_]    ACCELERATED FILER [_]   NON-ACCELERATED FILER [X]

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [X] NO [_]

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 30, 2006 (BASED UPON THE CLOSING PRICE ON THE NASDAQ OTC BULLETIN BOARD OF $0.011 PER SHARE) WAS APPROXIMATELY $235,792.

      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, AS OF MARCH 30, 2006 WAS 96,147,396 SHARES.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                24HOLDINGS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I ......................................................................  3
   Item 1.     Business .....................................................  3
   Item 1A.    Risk Factors .................................................  6
   Item 2.     Properties ................................................... 10
   Item 3.     Legal Proceedings ............................................ 10
   Item 4.     Submission of Matters to a Vote of Security Holders .......... 10
PART II ..................................................................... 11
   Item 5.     Market for our Common Equity, Related Stockholder Matters
               and Issuer Purchases of Equity Securities .................... 11
   Item 6.     Selected Financial Data ...................................... 12
   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................... 13
   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ... 14
   Item 8.     Financial Statements and Supplementary Data .................. 14
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 14
   Item 9A.    Controls and Procedures ...................................... 15
PART III .................................................................... 15
   Item 10.    Directors and Executive Officers of the Registrant ........... 15
   Item 11.    Executive Compensation ....................................... 16
   Item 12.    Beneficial Ownership of Common Stock by Certain Beneficial
               Owners and Mangement ......................................... 17
   Item 13.    Certain Relationships and Related Transactions ............... 18
   Item 14.    Principal Accountant Fees and Services ....................... 18
PART IV ..................................................................... 18
   Item 15.    Exhibits and Financial Statement Schedules and Reports
               on Form 8-K .................................................. 19


                      FORWARD LOOKING STATEMENT INFORMATION

      Various statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under the headings "Business" and "Risk Factors" in Part 1, Item 1; "Legal Proceedings" in Part 1, Item 3; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, of this Annual Report on Form 10-K , and (iii) set forth in our periodic reports on Forms 10-Q and 8-K as filed with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART 1

ITEM 1.  BUSINESS

THE COMPANY'S HISTORY

24Holdings, Inc., is a Delaware corporation formerly known as Scoop, Inc. ("24Holdings"). In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. Prior to September 30, 2005, 24Holdings was a holding company which owned 100% of the capital stock of 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, 24Holdings underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court, in December 1999, InfiniCom, AB, a Swedish registered company ("Infinicom"), acquired 91% of the outstanding stock of the 24Holdings in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of 24Holding's operations, were devoted to supplying business customers with computer and electronics products.


CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, we entered into a series of agreements with Infinicom in connection with our sale of all of the outstanding stock of 24STORE (the
"24STORE Sale") and separately, the assignment of all rights and title to certain trademarks and domain names (the "IP Assets") that we held (the "IP Assignment"). Pursuant to the terms of the 24STORE Sale, Infinicom would pay us $100,000 for our 24STORE shares and pursuant to the IP Assignment, we agreed to be paid for the IP Assets through a set-off against all outstanding and contingent liabilities we owed to Infinicom determined as of the closing date of the 24STORE Sale.

On May 26, 2005, we also entered a Preferred Stock Purchase Agreement with Infinicom (the "Preferred Stock Agreement") pursuant to which we agreed to sell to Infinicom 344,595 shares of our new series A convertible preferred stock, par value $0.001 (the "Preferred Stock") in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of the Preferred Stock is convertible into 100 shares of our common stock at the holder's option.

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R", and together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Infinicom Sale Agreement") pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 109,171,181 shares of common stock of 24Holdings (which included shares issuable upon conversion of the Preferred Stock) which would represent approximately 83.6% of the then issued and outstanding shares of 24Holdings' common stock ("common stock") (the "Infinicom Sale"). In return, the Purchasers would (i) pay to Infinicom $500,000 in cash, and (ii) upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies subsequent to the closing of the Infinicom Sale, cause 24Holdings to issue to Infinicom shares of common stock representing 1% of the then issued and outstanding shares of common stock on a fully diluted basis (the "Infinicom Additional Shares"). The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

On September 30, 2005, 24Holdings and Infinicom completed the transactions contemplated in the 24STORE Sale, the IP Assignment and the Preferred Stock Agreement as described above. Infinicom, agreed to forgive $603,830 of debt 24Holdings owed to them in consideration of the IP Assignment.

Effective September 30, 2005, Infinicom completed the sale to the Purchasers, under the Infinicom Sale Agreement, of 74,711,681 shares of common stock (which represented 77.7% of the 96,147,395 shares of common stock then outstanding) and 344,595 shares of Preferred Stock, constituting 83.6% in the aggregate of the then issued and outstanding common stock, assuming the conversion of the Preferred Stock into 34,459,500 shares of common stock. As a result, the Purchasers acquired control of 24Holdings from Infinicom, with R&R beneficially owning 87,336,945 shares of common stock (assuming the conversion by R&R of 275,676 shares of Preferred Stock into 27,567,600 shares of common stock) constituting 66.9% of the then issued and outstanding shares of common stock, and Moyo beneficially owning 21,834,236 (assuming the conversion by Moyo of 68,919 shares of Preferred Stock into 6,891,900 shares of common stock) constituting 16.7% of the then issued and outstanding shares of common stock.

Effective September 30, 2005 Urban von Euler resigned as our President and a Director but remained our Chief Executive Officer. Also, effective September 30, 2005, Larsake Sandin resigned as a Director and each of Arnold Kling and Kirk Warshaw were appointed as Directors of 24Holdings. On November 21, 2005, effective with the filing of our Form 10-Q for the quarter ended September 30, 2005, Mr. von Euler resigned as Chief Executive Officer and Mr. Kling was appointed President and Treasurer and Mr. Warshaw was appointed Chief Financial Officer and Secretary. As of that same date, 24Holdings relocated its headquarters to Chatham, New Jersey.

On November 25, 2005, the Infinicom Sale Agreement was amended to provide, among other criteria, that the fair market value of the Infinicom Additional Shares would be no less than $400,000 nor more than $600,000 at the time such shares are required to be issued to Infinicom.


THE COMPANY TODAY

Since September 30, 2005, our purpose is to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets.

Commencing with the filing of our Form 10-Q for the quarter ended June 30, 2004, all of our computer related business services activities have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in the financials as one line item that is labeled "Income (Loss) from Discontinued Operations, net of taxes." Our activities since September 2005 are shown in the Income Statement under the section labeled "Loss from Continuing Operations." These amounts are for expenses incurred since September 30, 2005 and are of the nature we expect to incur in the future, whereas the Income (loss) from Discontinued Operations are from activities we are no longer engaged in.

We currently have no definitive plans, arrangements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

- experience and skill of management and availability of additional personnel of the target business;

-  costs associated with effecting the business combination;

-  equity interest retained by our stockholders in the merged entity;

-  growth potential of the target business;

-  capital requirements of the target business;

-  capital available to the target business;

-  stage of development of the target business;

- proprietary features and degree of intellectual property or other protection of the target business;

-  the financial statements of the target business; and

-  the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our President intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out the business and affairs of the company. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act") and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.


AVAILABLE INFORMATION

      The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.


ITEM 1A: RISK FACTORS

      In addition to the other information provided in this report, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS

Since September 30, 2005, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our President, Arnold Kling, was appointed in November 2005 and has had limited time to evaluate merger prospects and accordingly, only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to meeting regulatory requirements and searching for a merger target.


WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN; OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE BUSINESS AS A GOING CONCERN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2005, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-K do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, stockholders may lose their entire investment in our common stock.


WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.


WE DEPEND SUBSTANTIALLY UPON A SINGLE EXECUTIVE OFFICER AND DIRECTOR, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our President and director, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our officers and directors, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, Rodman & Renshaw and our stockholders will not develop.


THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.


FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.


WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Kling and Mr. Warshaw intend to resign from their positions with us.


CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of common stock. There are currently 96,147,396 authorized but unissued shares of common stock available for issuance. To the extent that additional shares of common stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities.


CONTROL BY EXISTING STOCKHOLDER

R&R beneficially owns over 56% of the outstanding shares of our common stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.


OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on Nasdaq's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our common stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our common stock is quoted on the NASDAQ OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.


ITEM 2.    PROPERTIES

During the first nine months of 2005, we operated from leased office facilities in the United Kingdom. Since October 1, 2005, we have been operating from offices located at 47 School Avenue, Chatham, New Jersey, which are owned by an affiliated company of Kirk Warshaw, our Chief Financial Officer and Secretary, for no rent, on a month to month basis. We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2005 our Board of Directors unanimously adopted a resolution seeking stockholder approval to amend our Certificate of Incorporation to effect a reverse stock split of our common stock at the Board's sole discretion at any time prior to October 25, 2006. Thereafter, on October 26, 2005, pursuant to our By-laws and Delaware General Corporation Law, certain of our principal stockholders holding 74,711,681 shares of common stock, representing 77.7% of the total issued and outstanding shares of our common stock, adopted a resolution to authorize the Board of Directors, in its sole discretion, to effect a reverse split of our common stock based upon a ratio of not less than one-for-twenty nor more than one-for-one hundred fifty shares at any time prior to October 25, 2006. Notwithstanding approval of this proposal by the stockholders, the Board of Directors may in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by stockholders.

On October 27, 2005, we filed with the SEC a Preliminary Information Statement pursuant to Section 14(C) of the Securities Exchange Act of 1934 (the "Exchange Act") with respect to amending our Certificate of Incorporation as described above. Thereafter, on November 22, 2005, we filed with the SEC a Definitive Information Statement pursuant to Section 14(C) of the Exchange Act. A copy of the Information Statement was mailed to all stockholders on November 25, 2005. The actions detailed in the Information Statement became effective as of December 15, 2005.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information:

      Our common stock has traded on the OTCBB since May 2000. Currently, our common stock trades under the symbol "TFHD." The following table sets forth the high and low bid quotations for our common stock for each quarterly period in 2005 and 2004. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                           BID PRICE
                                   High                  Low
           2005
First Quarter                     $0.040               $0.020
Second Quarter                    $0.070               $0.025
Third Quarter                     $0.050               $0.020
Fourth Quarter                    $0.037               $0.015

           2004
First Quarter                    $ 0.040              $ 0.020
Second Quarter                   $ 0.030              $ 0.011
Third Quarter                    $ 0.040              $ 0.011
Fourth Quarter                   $ 0.060              $ 0.008

(b)   Holders:

      There were 233 stockholders of record of our common stock as of March 9, 2006.

(c)   Dividend:

      We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

The following information relates to our sales of unregistered securities during the fiscal year ended December 31, 2005. These sales of securities were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") set forth in Sections 4(2) and 4(6) thereof and the rules and regulations under the Act, including Regulation D, as a transaction by an issuer not involving any public offering and/or sale to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On September 30, 2005, we sold 344,595 shares of the Preferred Stock to Infinicom in consideration for the discharge of debt owed by us to Infinicom in the amount of $230,879, in a private transaction We believe the issuance was exempt from registration because Infinicom is an accredited investor and the transaction otherwise meets the requirements for exemption from registration. Each share of Preferred Stock is convertible into one hundred (100) shares of our common stock immediately upon election and written notice to us by the holder of the Preferred Stock

On November 25, 2005, in connection with the Infinicom Sale, the Infinicom Sale Agreement was amended with regard to determining the amount of the Infinicom Additional Shares to be issued by us to provide for, among other criteria, that the fair market value of the Infinicom Additional Shares would be no less than $400,000 or more than $600,000 upon the occurrence of a post-closing event.

On February 1, 2006, a total of 250,000 shares of our Preferred Stock were authorized for issuance to two individuals who provided services to us. We issued 150,000 shares of Preferred Stock to Arnold Kling and 100,000 shares of Preferred Stock to Kirk Warshaw for their work as our President and Chief Financial Officer, respectively. We valued the services provided by Mr. Kling at $11,250 and the services provided by Mr. Warshaw at $7,500.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2004, and 2003 and the consolidated balance data at December 31, 2005 and 2004 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance data at December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessary indicative of the results to be expected in any future period.

                                       Year Ended December 31,
                        2005        2004        2003        2002        2001
                     ----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Revenue                      --          --          --          --          --

Loss from Continuing    (28,140)   (129,430)    (95,434)   (592,186)   (132,544)
Operations

Loss from              (100,035)   (356,968)     20,098    (235,093) (1,690,427)
Discontinued
Operations

Net Loss               (128,175)   (486,398)    (75,336)   (827,279) (1,822,971)

Loss per share,           (0.00)      (0.00)      (0.00)      (0.01)      (0.00)
continuing operations,
basic and diluted

Loss per share,           (0.00)      (0.00)      (0.00)      (0.00)      (0.02)
discontinued
operations, basic
and diluted


Weighted average     96,147,396  96,147,396  96,147,396  93,255,869  85,486,717
number of shares
outstanding

Working capital          71,860     (62,652)   (833,533)   (730,479)   (305,596)
(deficit)

Total Assets            107,500     985,554   3,979,477   3,978,041   5,327,740

Long-term debt          230,878     149,976      89,976     212,414     780,632

Total stockholders     (159,018)   (212,628)    344,822     336,249     509,392
equity (deficit)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS CONTAINED IN THIS PLAN OF OPERATION OF THIS ANNUAL REPORT ON FORM 10-K INCLUDE "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS NOT TO OCCUR OR BE REALIZED. SUCH FORWARD-LOOKING STATEMENTS GENERALLY ARE BASED UPON OUR BEST ESTIMATES OF FUTURE RESULTS, GENERAL MERGER AND ACQUISITION ACTIVITY IN THE MARKETPLACE, PERFORMANCE OR ACHIEVEMENT, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "PROJECT," "EXPECT," "BELIEVE," "ESTIMATE," "ANTICIPATE," "INTENDS," "CONTINUE," "POTENTIAL," "OPPORTUNITY" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS OR OTHER VARIATIONS OF THOSE TERMS OR COMPARABLE WORDS OR EXPRESSIONS.

PLAN OF OPERATION

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

      (i)   filing of Exchange Act reports, and

      (ii)  costs relating to consummating transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

On November 22, 2005, following the filing of our 10-Q for the quarter ended September 30, 2005, Arnold P. Kling joined us as our President and Kirk M. Warshaw joined us as our Chief Financial Officer and Secretary. Messrs. Kling and Warshaw are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has or will be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2005 we had cash on hand of $100,000. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.


EQUIPMENT AND EMPLOYEES

As of December 31, 2005, we had no operating business, no equipment, and other than Arnold Kling and Kirk Warshaw our President and Chief Financial Officer, respectively, we had no employees. Neither of our officers receives any regular compensation and each provides services on an "as needed basis". We do not intend to develop our own operating business but instead plan to merge with another operating company.


CONTINUING OPERATIONAL EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2005

As noted, all activity incurred prior to June 30, 2004 has been accounted for as Discontinued Operations and as such is not evaluated in this report as it has little relevance to our future operation.

We did not use any cash in our continuing operating activities for the three month developmental period ended December 31, 2005. During the three months ended December 31, 2005, we had no revenues. As a result, cash on hand at both the beginning and end of the three month developmental period ended December 31, 2005 was $100,000.

The operating expenses of $28,140 for the three month developmental period ended December 31, 2005 resulted primarily from accounting/auditing, legal and SEC report filing expenses.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the required financial statement schedule are included herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 7, 2006, we dismissed Stonefield Josephson, Inc., ("Stonefield") from serving as our independent accountants and engaged Sherb & Co.,LLP ("Sherb") as our new independent accountants.

We disclosed in our Form 10-K for the fiscal year ended December 31, 2004, that in evaluating our internal controls, management considered certain items control deficiencies that constituted a material weakness. The following weaknesses were included in management's assessment:

Based on the evaluation of our Chief Executive Officer and Chief Financial Officer they concluded that our failure to have an Audit Committee and the failure of the Board to assume the Audit Committee functions, results in the absence of an important oversight, constituting a material weakness in our corporate governance structure. Accordingly, our controls and procedures as of December 31, 2004 were not effective.

During the years ended December 31, 2004 and December 31, 2003 and through September 30, 2005, there have been no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except as noted herein.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. 24Holdings' management, with the participation of the President and the Chief Financial Officer, the sole officers, directors and employees of 24Holdings, carried out an evaluation of the effectiveness of the 24Holdings' "disclosure controls and procedures" (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the Evaluation Date, 24Holdings' disclosure controls and procedures are effective to ensure that information required to be disclosed by 24Holdings in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by 24Holdings in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in 24Holdings' internal controls over financial reporting, which occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect 24Holdings' internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information concerning our officers and directors as of March 20, 2006:

Name                  Age      Title
-------              -----    -------
Arnold P. Kling        47     President, Treasurer and Director
Kirk M. Warshaw        48     Chief Financial Officer, Secretary and Director

ARNOLD P. KLING. Mr. Kling has served as a Director since September 2005 and as our President and Treasurer since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a Director and President of Twin Lakes, Inc., R&R Acquisition, I, Inc., R&R Acquisition, II, Inc., R&R Acquisition, III, Inc., R&R Acquisition, IV, Inc., and R&R Acquisition, V, Inc. (each a publicly reporting, non-trading company) and Entrust Financial Services, Inc. (OTCBB:ENFN)

KIRK M. WARSHAW. Mr. Warshaw has served as a Director since September 2005 and our Chief Financial Officer and Secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the Chief Financial Officer of Twin Lakes, Inc., R&R Acquisition, I, Inc., R&R Acquisition, II, Inc., R&R Acquisition, III,

Inc., R&R Acquisition, IV, Inc., and R&R Acquisition, V, Inc. (each a publicly reporting, non-trading company), the Chief Financial Officer and a Director of Entrust Financial Services, Inc. (OTCBB:ENFN), a Director of Empire Financial Holding Company (AMEX:EFH), and a Director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.


COMPENSATION AND AUDIT COMMITTEES

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board has determined that it does not have an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending December 31, 2005 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.


CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.


ITEM 11. EXECUTIVE COMPENSATION.

During the last completed fiscal year, Urban von Euler served as our Chief Executive Officer until November 21, 2005. On November 21, 2005, upon Mr. von Euler's resignation, our Board appointed Arnold Kling as President, Treasurer and Kirk Warshaw as Chief Financial Officer and Secretary, of 24Holdings. Mr. Kling and Mr. Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf.

Since September 30, 2005 we have paid no cash compensation to our officers or directors. On February 1, 2006, our Board of Directors authorized the issuance to Mr. Kling and Mr. Warshaw, an aggregate of 250,000 shares of our Preferred Stock for services they provided to us. The Board granted to Mr. Kling 150,000 shares of Preferred Stock which was determined to be worth $11,250 and to Mr. Warshaw 100,000 shares of Preferred Stock which was determined to be worth $7,500. The expense will be recognized in our 2006 financial statements. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will the we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is. We do not have any incentive or stock option plan in effect.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As we only have two board members and given our limited operations, we do not have a separate compensation committee. During the last completed fiscal year, the only officers and former officers who may have participated in deliberations concerning executive compensation are Arnold P. Kling and Kirk M. Warshaw, and Urban von Euler and Larsake Sandin, respectively.


ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 20, 2006 regarding the number and percentage of our common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) known by us to own 5% or more of our common stock, and all officers and directors as a group.

                                                   SHARES OF COMMON   PERCENTAGE
                                                  STOCK BENEFICIALLY     OF
          NAME OF BENEFICIAL OWNER                     OWNED (1)      OWNERSHIP
-----------------------------------------------   ------------------  ----------

R&R Biotech Partners, LLC
1270 Avenue of the Americas - 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO                         87,336,945(2)      56.1%

Moyo Partners, LLC (3)
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019                                   21,834,236(4)      14.0%

Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019                                   15,000,000(5)       9.6%

Kirk M. Warshaw
47 School Avenue
Chatham, NJ 07928                                    10,000,000(6)       6.4%

All Directors and Officers (2 persons) as a group    46,834,236         30.1%

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days or March 20, 2006 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Consists of 59,769,345 shares of common stock currently outstanding and 27,567,600 shares of common stock issuable upon conversion of 275,676 shares of the Preferred Stock.

(3) Arnold P. Kling, our President and a Director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(4) Consists of 14,942,336 shares of common stock currently outstanding and 6,891,900 shares of common stock issuable upon conversion of 68,919 shares of the Preferred Stock.

(5) Consists of 15,000,000 shares of common stock issuable upon conversion of 150,000 shares of the Preferred Stock.

(6) Consists of 10,000,000 shares of common stock issuable upon conversion of 100,000 shares of the Preferred Stock.

We currently do not maintain any equity compensation plans.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We paid audit and financial statement review fees totaling $8,500 to Sherb & Co., LLP, our current independent accountants for the year ended December 31, 2005 and $44,000 for the year ended December 31, 2005 and $63,316 for the year ended December 31, 2004 to our former independent accountants Stonefield Josephson, Inc.

AUDIT-RELATED FEES:

None.

TAX FEES:

We paid tax preparation fees totaling $0 to Sherb & Co., LLP, our current independent accountants for the year ended December 31, 2005 and $20,000 for the year ended December 31, 2004 to our former independent accountants Stonefield Josephson, Inc.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Financial Statements and Financial Statement Schedules

(1)   Financial Statements

The financial statements listed below and included under Item 8, are filed as part of this report.

(i)   Reports of Independent Registered Accounting Firms

(ii)  Consolidated Balance Sheet at December 31, 2005 and December 31, 2004

(iii) Consolidated Statement of Income (Operations) for each of the three years ended December 31, 2005

(iv) Consolidated Statement of Stockholders' Equity (Deficit) for each of the three years ended December 31, 2005

(v) Consolidated Statement of Cash Flows for each of the three years ended December 31, 2005

(vi)  Notes to the Consolidated Financial Statements

(2)   Financial Statement Schedules:

All schedules have been omitted because either they are not applicable, not required or because the information required is included in the consolidated financial statements, including the notes thereto.


(b)   Exhibits

  EXHIBIT
 ---------
    NO.                                              DESCRIPTION
 ---------                                         ---------------

   2.1      Second Amended Plan of Reorganization of Scoop, Inc. (1)

   2.2 Stock Purchase Agreement, dated as of April 23, 1999, between InfiniCom AB and Scoop, Inc. (1)

   2.3 Agreement, dated as of November 1, 1999, between InfiniCom AB and Scoop, Inc. (1)

   2.4 Agreement on the Transfer of Shares dated March 29, 2001 between 24STORE (Europe) Limited and Compo Consult AS (English Translation)
            (2)

   3.1 Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value of 24Holdings Inc. (3)

   3.2      Certificate of Incorporation (4)

   3.3 Certificate of Amendment of the Certificate of Incorporation of the Company dated October 20, 1999 (4)

   3.4 Certificate of Amendment of the Certificate of Incorporation of the Company dated April 1, 2001 (4)

   3.5      By-Laws of the Company(5)

   3.6      Certificate of Amendment of the Bylaws of the Company (5)

   4.1      Form of Common Stock Certificate(6)

   31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

   31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

   32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

   32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------
*Included herewith

(1) Previously filed as an Exhibit in the company's Current Report on Form 8-K, filed on April 5, 2000, and incorporated herein by reference.

(2) Previously filed as an Exhibit in the company's Annual Report on Form 10-K, filed on April 16, 2002, and incorporated herein by reference.

(3) Previously filed as an Exhibit in the company's Current Report on Form 8-K, filed on October 6, 2005, and incorporated herein by reference.

(4) Previously filed as an Exhibit in the company's Annual Report on Form 10-K, filed on April 13, 2001, and incorporated herein by reference.

(5) Previously filed as an Exhibit in the company's Annual Report on Form 10-K, filed on February 21, 2001, and incorporated herein by reference

(6) Previously filed as an Exhibit in the company's Registration Statement on Form SB-2 (Registration No. 333-15129), filed on October 30, 1996 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                24HOLDINGS, INC.

Date: March 31, 2006


                                By: /s/ Arnold P. Kling
                                ----------------------------------
                                Arnold P. Kling, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006


                      By: /s/ Arnold P. Kling
                      ----------------------------------
                      Arnold P. Kling, President and Director
                      (Principal Executive Officer)



Date: March 31, 2006


                      By: /s/ Kirk M. Warshaw
                      ----------------------------------
                      Kirk M. Warshaw, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

                                 24HOLDINGS INC.

INDEX

----------------------------------------------------------------------- --------
Report of Independent Registered Accounting Firm - Sherb & Co., LLP       F-2

----------------------------------------------------------------------- --------
Report of Independent Registered Accounting Firm - Stonefield
Josephson, Inc.                                                           F-3.

----------------------------------------------------------------------- --------
Financial Statements:

----------------------------------------------------------------------- --------
Consolidated Balance Sheets as of December 31, 2005 and 2004              F-4.

----------------------------------------------------------------------- --------
Consolidated Statements of Operations for Years Ended
December 31, 2005, 2004 and 2003                                          F-5.

----------------------------------------------------------------------- --------
Consolidated Statement of Shareholders' Equity Years Ended
December 31, 2005, 2004 and 2003                                          F-6.

----------------------------------------------------------------------- --------
Consolidated Statements of Cash Flows Years Ended
December 31, 2005, 2004 and 2003                                          F-7.

----------------------------------------------------------------------- --------
Notes to Consolidated Financial Statements                                F-8.

----------------------------------------------------------------------- --------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Directors
24Holdings, Inc.
Chatham, New Jersey

We have audited the accompanying consolidated balance sheet of 24Holdings, Inc. as of December 31, 2005, and the related consolidated statements of operations, shareholders' deficit, cash flows for the year then ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.



                                        /s/ Sherb & Co., LLP

Certified Public Accountants
New York, New York
March 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
24Holdings Inc.
Basingstoke, United Kingdom


We have audited the accompanying consolidated balance sheets of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2004 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. (formerly Scoop, Inc.) and subsidiary at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.
------------------------------
Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 1, 2005

                                24HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                                                          2005          2004
                                                      -----------   -----------
                                   - ASSETS -
CURRENT ASSETS:
   Cash                                               $   100,000   $       928
   Other receivable - related party                         7,500            --
   Current Assets of subsidiary held for sale                  --       984,626
                                                      -----------   -----------
   Total Current Assets                                   107,500       985,554

TOTAL ASSETS:                                         $   107,500   $   985,554
                                                      ===========   ===========


               - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
   Accounts Payable & accrued expenses                $    35,640   $   118,914
   Current Liabilities of subsidiary held for sale             --       929,292
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES                                  35,640     1,048,206

   Long term note payable, related party                       --       149,976
   Convertible Preferred stock; $0.001 par value,
      5,000,000 authorized, 344,879 shares issued
      and outstanding                                     230,878            --
                                                      -----------   -----------
   Total liabilities                                      266,518     1,198,182

SHAREHOLDERS' (DEFICIT) (NOTE 4):
Common stock, $0.001 par value; 100,000,000 shares
authorized, 96,147,396 shares issued and outstanding       36,742        36,742
Additional paid-in capital                             10,362,233    10,362,233
Other comprehensive income/loss                                --      (181,785)
Accumulated Deficit                                   (10,557,994)  (10,429,818)
                                                      -----------   -----------
Total shareholders' deficit                              (159,018)     (212,628)
                                                      -----------   -----------
Total Liabilities and Shareholders' (Deficit)         $   107,500   $   985,554
                                                      ===========   ===========

             The accompanying Notes form and integral part of these
                       consolidated financial statements.

                                24HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended December 31,
                                            ------------------------------------
                                               2005         2004         2003
                                            ---------    ---------    ---------
REVENUES                                    $      --    $      --    $      --
                                            ---------    ---------    ---------

COSTS AND EXPENSES:
   General and Administrative                  28,140      129,430       95,434
                                            ---------    ---------    ---------
   Total Expenses                              28,140      129,430       95,434
                                            ---------    ---------    ---------
   Net Loss from Continuing Operations
         Before Income Taxes                  (28,140)    (129,430)     (95,434)
   Provision for Income Taxes                      --           --           --
                                            ---------    ---------    ---------
   Loss from Continuing Operations            (28,140)    (129,430)     (95,434)

   Discontinued Operations-
         Income (Loss) from Operations
            (Net of Taxes)                   (839,001)    (356,968)      20,098
         Gain on Disposal (Net of Taxes)      738,966           --           --
                                            ---------    ---------    ---------

NET LOSS                                    $(128,175)   $(486,398)   $ (75,336)
                                            =========    =========    =========
BASIC AND DILUTED EARNINGS PER
SHARE FROM CONTINUING OPERATIONS               $(0.00)      $(0.00)      $(0.00)
BASIC AND DILUTED EARNINGS PER
SHARE FROM DISCONTINUED OPERATIONS             $(0.00)      $(0.00)      $(0.00)
BASIC AND DILUTED EARNINGS
PER SHARE                                      $(0.00)      $(0.00)      $(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED                                 96,147,396   96,147,396   96,147,396

             The accompanying Notes form and integral part of these
                       consolidated financial statements.

                                24HOLDINGS, INC.
                CONSOLDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
                  Years Ended December 31, 2005, 2004 and 2003

------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------

                                           COMMON SHARES           ADDITIONAL         OTHER       ACCUMULATED        SHAREHOLDERS'
                                                                    PAID IN        COMPREHENSIVE    DEFICIT             EQUITY
                                                                    CAPITAL         INCOME/LOSS                        (DEFICIT)
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
                                         NUMBER        AMOUNT
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Balance at December 31, 2002           96,147,396     $ 36,742      $10,362,233      $(194,642)     $(9,868,084)       $ 336,249
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Net Loss for Year Ended
December 31, 2003                              --                                                       (75,336)        (75,336)
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Foreign currency translation                                                             83,909                           83,909
                                     ------------ - ------------ ----------------   -----------      -----------     -----------
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Balance at December 31, 2003           96,147,396     $ 36,742       10,362,233       (110,733)      (9,943,420)         344,822
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Net Loss for Year Ended
December 31, 2004                                                                                      (486,398)       (486,398)
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Foreign currency translation                                                           (71,052)                         (71,052)
                                     -------------- ------------ ----------------   -----------     ------------     -----------
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Balance at December 31, 2004           96,147,396     $ 36,742       10,362,233       (181,785)     (10,429,818)       (212,628)
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Issuance of Preferred Shares
to retire debt                                                                                                                --
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Other Comprehensive Income                                                              181,785                          181,785
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Net loss for Year Ended                                                                                (128,175)       (128,175)
December 31, 2005                     -----------     --------      -----------     -----------    -------------      ----------
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------
Balance at December 31, 2005           96,147,396     $ 36,742      $10,362,234     $        --    $(10,557,994)      $(159,018)
                                       ==========     ========      ===========     ===========    =============      ==========
------------------------------------ -------------- ------------ ----------------- ------------- ---------------- ------------------


       The accompanying Notes form and integral part of these consolidated financial statements.

                                24HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                             -----------------------------------------
                                                                 2005           2004           2003
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (128,175)   $  (486,398)   $   (75,336)
   Adjustments to reconcile net loss to net cash
         utilized by operating activities:
      Depreciation                                                    --         63,590         80,835
      Gain on sale of building, net of deferred taxes                 --        (92,751)            --
      Foreign currency translation                                84,345         71,052         86,052
      Realized exchange variances                                (76,490)            --             --
      Gain on Sale of Subsidiary - discontinued operations      (391,358)            --             --
      Gain on Sale of Intellectual Properties                   (606,830)            --             --
      Write off of intercompany debt                             364,139             --             --
      (Increase) Decrease in
      Accounts receivable                                        327,752      1,752,456       (550,734)
      Loans receivable, related party                            386,130         60,000             --
      Inventory                                                  195,409       (111,508)       178,969
      Prepaid and other assets                                   (91,094)         7,104         36,994
      Increase (decrease) in accrued expenses                   (417,635)    (1,397,380)      (431,540)
      Deferred taxes                                                  --        (86,800)        (2,537)
                                                             -----------    -----------    -----------
      Net cash utilized by operating activities                 (353,806)      (220,635)      (677,297)
                                                             -----------    -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds from sale of building                                  --      1,523,000             --
      (Purchase) of Property & Equipment                              --        (29,074)       (44,347)
      Due to/from related parties                                258,773             --             --
      Proceeds from sale of subsidiary                           100,000             --             --
                                                             -----------    -----------    -----------
      Net cash provided (utilized) by investing activities       358,773      1,493,926        (44,347)
                                                             -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Credit facility                                                    --     (1,082,723)        71,435
   Proceeds from long-term debt, bank                                 --             --         89,976
   Repayment of long term debt, bank                                  --       (243,377)       (94,017)
                                                             -----------    -----------    -----------
   Net cash provided by (used for) financing activities               --     (1,326,100)        67,394
                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               4,968        (52,809)      (654,250)

     Cash and cash equivalents at beginning of year               95,032        147,841        802,091
                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   100,000    $    95,032    $   147,841
                                                             ===========    ===========    ===========

Supplemental cash flow information
   Cash paid for:
      Interest                                               $        --    $    18,102    $    67,290
      Income taxes                                                    --             --             --
   Non cash financing activities:
      Debt converted to preferred stock                      $   230,878             --


                  The accompanying Notes form and integral part of these consolidated financial statements.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003

NOTE 1 - DESCRIPTION OF COMPANY:

24Holdings  Inc.,  is a  Delaware  corporation  formerly  known as  Scoop,  Inc.
("24Holdings" or the "Company"). In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. Prior to September 30, 2005, 24Holdings was a holding company which owned 100% of the capital stock of 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court, in December 1999, InfiniCom, AB, a Swedish registered company, acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom, AB's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company's operations, were devoted to supplying business customers with computer and electronics products.


CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, we entered into a series of agreements with Infinicom, AB in connection with our sale of all of the outstanding stock of 24STORE (the "24STORE Sale") and separately, the assignment and transfer of all rights and title to certain trademarks and domain names (the "IP Assets") that we held (the "IP Assignment"). Pursuant to the terms of the 24STORE Sale, Infinicom, AB would pay us $100,000 for our 24STORE shares and pursuant to the IP Assignment, we agreed to be paid for the IP Assets through a set-off against all outstanding and contingent liabilities we owed to Infinicom, AB, determined as of the closing date of the 24STORE Sale.

On May 26, 2005, we also entered a Preferred Stock Purchase Agreement with Infinicom AB, (the "Preferred Stock Agreement") pursuant to which we agreed to sell to Infinicom, AB, 344,595 shares of our new series A convertible preferred stock, par value $0.001 (the "Preferred Stock") in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom, AB. Each share of the Preferred Stock is convertible into 100 shares of our common stock at the holder's option.

The authorized common shares are only 100,000,000 hence the conversion of such preferred shares outstanding into 34,459,500 shares of common stock is not possible since such conversion would exceed the authorized common shares by 30,606,896 shares. Since such conversion terms of the preferred stock will require more common shares to be issued than authorized, the $230,879 of indebtedness converted to preferred stock will be recorded as a long term liability until the Company increases the authorized common shares pursuant to EITF 00-19.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On May 26, 2005, Infinicom, AB, the Company, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R", and together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Common Stock Agreement") pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 109,171,181 shares of common stock of the Company (which included shares issuable of the Preferred Stock) which would represent approximately 83.6% of the then issued and outstanding shares of common stock of the Company (the "Infinicom Sale"). In turn, the Purchasers would pay to Infinicom (i) $500,000 in cash, and (ii) cause the issuance of shares of common stock of the Company which would represent 1% of the issued and outstanding shares of common stock of the Company on a fully diluted basis, upon the closing of a merger with one or more as yet unidentified private unaffiliated operating companies that the Purchasers intended to cause the Company to enter into subsequent to the closing of the Sale. The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

On September 30, 2005, the Company and Infinicom AB completed the transactions contemplated in the 24STORE Sale, the IP Assignment and the Preferred Stock Agreement as described above. Infinicom, AB, agreed to forgive $603,830 of debt the Company owed to them in consideration of the IP Assignment.

Effective September 30, 2005, Infinicom completed the sale to the Purchasers of 74,711,681 shares of common stock of the Company (which represented 77.7% of the 96,147,395 shares of common stock then outstanding) and 344,595 shares of Preferred Stock, constituting 83.6% in the aggregate of the then issued and outstanding common stock of the Company, assuming the conversion of the Preferred Stock into 34,459,500 shares of common stock. As a result, the Purchasers acquired control of the Company from Infinicom, with R&R beneficially owning 87,336,945 shares of common stock (assuming the conversion by R&R of 275,676 shares of Preferred Stock into 27,567,600 shares of common stock) constituting 66.9% of the then issued and outstanding shares of common stock of the Company, and Moyo beneficially owning 21,834,236 (assuming the conversion by Moyo of 68,919 shares of Preferred Stock into 6,891,900 shares of common stock) constituting 16.7% of the then issued and outstanding shares of common stock of the Company.

Effective September 30, 2005 Urban von Euler resigned as our President and a Director but remained our Chief Executive Officer. Also, effective September 30, 2005, Larsake Sandin resigned as a Director and each of Arnold Kling and Kirk Warshaw were appointed as Directors of the Company. On November 21, 2005, effective with the filing of our September 30, 2005 Form 10Q, Mr. von Euler resigned as Chief Executive Officer and Mr. Kling was appointed President and Mr. Warshaw was appointed Chief Financial Officer and Secretary. As of that same date, we relocated our headquarters to Chatham, New Jersey.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003

NOTE 1 - DESCRIPTION OF COMPANY (continued):

THE COMPANY TODAY

Since September 30, 2005, our purpose is to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets.

Commencing with the filing of our June 30, 2004 Form 10-Q, all of the Company's computer related business services activities have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in the financials as one line item that is labeled "Income (Loss) from Discontinued Operations, net of taxes." The activities of the company since September 2005 are shown in the income statement under the section labeled "Loss from Continuing Operations." These amounts are for expenses incurred since September 30, 2005 and are of the nature we expect to incur in the future, whereas the Income (loss) from Discontinued Operations are from activities we are no longer engaged in.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

      (a)   Principles of Consolidation:

            The  accompanying  consolidated  financial  statements  include  the
            accounts  of  24Holdings  Inc.  and   subsidiary.   All  significant
            intercompany transactions and accounts have been eliminated.

            The financial statements of the entities owned outside the United States are generally measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency are included in the determination of net income (loss).

      (b)   Revenue Recognition

            All revenue is generated by 24Store, the UK subsidiary, and therefore is included in Discontinued Operations.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

      (c)   Use of Estimates:

            In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

      (d)   Statements of Cash Flows:

            For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

      (e)   Earnings (Loss) Per Share:

            Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding, on such calculation, would have been anti-dilutive. Such securities could potentially dilute basic earnings per share in the future.

      (d)   Income Taxes:

            The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

      (e)   Financial Instruments

            The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

      (f)   New Accounting Pronouncements

      FASB 154 - Accounting Changes and Error Corrections

            In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

      FASB 155 - Accounting for Certain Hybrid Financial Instruments

            In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

            statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

      FASB 156 - Accounting for Servicing of Financial Assets

            In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3 - OTHER RECEIVABLES - RELATED PARTY

An amount of $7,500 was agreed upon to be reimbursed to the Company by Infinicom AB for certain post-closing expenses yet to be paid. Such monies were received in March 2006.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 and 2003

NOTE 4 - SHAREHOLDERS' DEFICIT:

The Company has authorized 5,000,000 shares of Preferred stock, par value $0.001. There are issued and outstanding 344,595 shares of Preferred Stock. The Company has authorized 100 million shares of common stock, par value $0.001 per share. There are issued and outstanding, 96,147,396 shares of common stock. All shares of preferred stock and common stock currently outstanding are validly issued, fully paid and non-assessable.

On September 30, 2005, the Company sold 344,595 shares of Preferred Stock to Infinicom in exchange for the discharge of debt owed by the Company to Infinicom, AB in the amount of $230,879, in a private transaction in reliance upon an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each share of Preferred Stock is convertible into one hundred (100) shares of common stock of the Company immediately upon election and written notice to the Company by the holder of the Preferred Stock.

The authorized common shares are only 100,000,000 hence the conversion of such preferred shares outstanding into 34,459,500 shares of common stock is not possible since such conversion would exceed the authorized common shares by 30,606,896 shares. Since such conversion terms of the preferred stock will require more common shares to be issued than authorized, the $230,879 of indebtedness converted to preferred stock will be recorded as a long term liability until the Company increases the authorized common shares pursuant to EITF 00-19.

On September 30, 2005, Moyo Partners, LLC and R&R Biotech Partners, LLC purchased 74,711,681 shares of common stock of the Company and 344,595 shares of preferred stock of the Companyfrom Infinicom, AB in exchange for aggregate gross proceeds of $500,000 and 1% of our outstanding shares following the occurrence of one of several possible post-closing events. The common stock acquired represents 77.7% of the Company's common shares outstanding and the Preferred shares constitute 83.6% in the aggregate of the Company's then issued and outstanding common stock (assuming conversion of the Preferred into 34,459,500 shares of our common stock).

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 5 - INCOME TAXES:


                                                           2005            2004
                                                      ---------       ---------
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
    Net operating loss carry forwards                 $ 465,000       $ 455,000

    Less valuation allowance                           (465,000)       (455,000)
                                                      ---------       ---------
                                                      $      --       $      --
                                                      =========       =========

The Company does not file consolidated tax returns in the United Kingdom, however, no tax expense is due on December 31, 2005 or 2004 due to group relief between the related entities under UK taxation rules.

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

--------------------------------------------------------------------------------
                                                           December 31,
--------------------------------------------------- ------------- --------------
                                                        2005          2004
--------------------------------------------------- ------------- --------------
Provision for expected federal statutory rate           (35)%          (35)%
--------------------------------------------------- ------------- --------------
Loss for which no benefit is available or a
valuation allowance has been recorded                    35%            35%
--------------------------------------------------- ------------- --------------
                                                         --%            --%
--------------------------------------------------------------------------------

At December 31, 2005, the Company had approximately $1,330,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2026. The deferred tax asset and related valuation increased by $10,000 during 2005. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 6 - DISCONTINUED OPERATIONS

The Company's management has sold their UK subsidiary, 24Europe. The subsidiary was sold to their Parent company, Infinicom, in exchange for a combination of cash and a note payable. The sale met all the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary have been classified as Held for Sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented.

The subsidiary was sold for its carrying value, no loss on disposal has been recognized and included as a component of discontinued operations.

The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at December 31, 2004, are as follows:

       Cash and cash equivalents                              $   94,104
       Accounts receivable                                       503,140
       Inventory                                                 289,067
       Prepaid expenses and other assets                          29,908
       Property and equipment - held for sale                     68,407
                                                              ----------
       Current assets held for sale                           $  984,626
                                                              ==========

       Accounts payable and accrued expenses                     929,292
       Income taxes payable                                           --
                                                              ----------
       Current liabilities held for sale                      $  929,292
                                                              ==========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Currently the Company operates from the offices of its President and CFO on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.

                                 24HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

NOTE 8 - Subsequent Event

On February 1, 2006, a total of 250,000 shares of the Company's Preferred Stock were authorized for issuance to two individuals who provided services to the Company. The Company issued 150,000 shares to Arnold Kling and 100,000 shares of Preferred Stock to Kirk Warshaw for their work as the Company's President and Chief Financial Officer, respectively. Each share of Preferred Stock is convertible, at the holder's option, into 100 shares of our common stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500. Such preferred shares will also be recorded as a liability pursuant to EITF 00-19 until the Company increases the authorized shares of common stock.

NOTE 9 - Selected Quarterly Financial Data - (UNAUDITED)

Year Ended December 31, 2005:
-------------------------------------------------------------------------------------------------------------------------
                                                    December 31        September 30          June 30           March 31
-------------------------------------------------------------------------------------------------------------------------
Continuing Operations
-------------------------------------------------------------------------------------------------------------------------
   Gross Profit                                              --                --                 --                 --
-------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations              97,698           (72,098)           (43,297)           (10,443)
-------------------------------------------------------------------------------------------------------------------------
Discontinued Operations
-------------------------------------------------------------------------------------------------------------------------
   Net Revenues                                              --                --                 --                 --
-------------------------------------------------------------------------------------------------------------------------
   Gross Profit                                              --                --                 --                 --
-------------------------------------------------------------------------------------------------------------------------
   Income (loss) from discontinued operations           307,513           354,816           (566,735)          (195,629)
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                    $  405,211        $  282,718         $ (610,032)        $ (206,072)
-------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2004:
-------------------------------------------------------------------------------------------------------------------------
                                                    December 31        September 30          June 30           March 31
-------------------------------------------------------------------------------------------------------------------------
Continuing Operations
-------------------------------------------------------------------------------------------------------------------------
   Net Revenues                                      $       --         $       --         $       --         $       --
-------------------------------------------------------------------------------------------------------------------------
   Gross Profit                                              --                 --                 --                 --
-------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                      (49,719)           (26,301)           (26,446)           (26,964)
-------------------------------------------------------------------------------------------------------------------------
Discontinued Operations
-------------------------------------------------------------------------------------------------------------------------
   Net Revenues                                       1,145,775          1,499,364          2,198,610          3,034,996
-------------------------------------------------------------------------------------------------------------------------
   Gross Profit                                         208,654            205,876            256,214            378,110
-------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                    (83,819)          (162,765)           (30,347)           (80,037)
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                             $ (133,538)        $ (189,066)        $  (56,793)        $ (107,001)
-------------------------------------------------------------------------------------------------------------------------