Form 10QSB
period 2006-03-31
24HOLDINGS INC
filed 2006-05-12
CIK 1025315

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ____



                        COMMISSION FILE NUMBER 000-22281

                  ---------------------------------------------

                                 24HOLDINGS INC.

        (Exact name of small business issuer as specified in its charter)



                 Delaware                                   33-0726608
                 --------                                   ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     c/o Kirk M. Warshaw
     47 School Avenue
     Chatham, New Jersey                                      07928
     -------------------                                      -----
     (Address of principal executive offices)               (zip code)

                 Issuer's telephone number, including area code:
                                 (973) 635-4047


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [X] No [ ]

State the number of shares outstanding of issuer's common equity as of the last practicable date: As of May 12, 2006, there were 96,147,396 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                 24HOLDINGS INC.
                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2006

                          INDEX TO FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
                                                                                          Page
ITEM 1.  FINANCIAL STATEMENTS                                                             ----

            Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005           3

            Statement of Operations for the Three Months Ended
            March 31, 2006 and 2005 (unaudited)                                             4

            Statement of Cash Flows for Three Months Ended
            March 31, 2006 and 2005 (unaudited)                                             5

            NOTES TO FINANCIAL STATEMENTS                                                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                         10

ITEM 3.  CONTROLS AND PROCEDURES                                                           11

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                 12
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                       12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                   12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               12
ITEM 5.  OTHER INFORMATION                                                                 12
ITEM 6.  EXHIBITS                                                                          12

SIGNATURES                                                                                 13


                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to 24Holdings Inc., a Delaware corporation, and its predecessors.

PART I - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

                                 24HOLDINGS INC.
                                 BALANCE SHEETS

ASSETS
------


                                                                 MARCH 31, 2006        DECEMBER 31, 2005
                                                                   (UNAUDITED)

Current Assets:
Cash and cash equivalents                                         $     66,811           $    100,000
Other receivable - related party                                          --                    7,500
                                                                  ------------           ------------
Total Current Assets                                                    66,811                107,500
                                                                  ------------           ------------
Total Assets                                                      $     66,811           $    107,500
                                                                  ============           ============



LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------

Current Liabilities:
Accrued expenses                                                  $      8,000           $     35,640
                                                                  ------------           ------------
TOTAL CURRENT LIABILITIES                                                8,000                 35,640

Convertible Preferred stock; $0.001 par value, 5,000,000
authorized, 594,879 and 344,879 shares issued and                      249,628                230,878
outstanding, respectively                                         ------------           ------------

TOTAL LIABILITIES                                                      257,628                266,518

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value; 100,000,000 shares
authorized, 96,147,396 and 94,147,396 shares issued and                 36,742                 36,742
outstanding, respectively
Additional paid-in capital                                          10,362,233             10,362,233
Accumulated Deficit                                                (10,589,792)           (10,557,994)
                                                                  ------------           ------------

TOTAL SHAREHOLDERS' DEFICIT                                           (190,817)              (159,018)
                                                                  ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $     66,811           $    107,500
                                                                  ============           ============



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                             STATEMENT OF OPERATIONS
                                  (unauditied)



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               2006                   2005
                                                                           ------------           ------------

Revenues                                                                   $       --             $       --

Expenses
General and administrative                                                       31,799                 10,443
                                                                           ------------           ------------
Total operating expenses                                                         31,799                 10,443
                                                                           ------------           ------------
Loss from continuing operations                                                 (31,799)               (10,443)
Loss from discontinued operations, net of taxes                                    --                 (195,015)
Net loss per share - basic and diluted, continuing
and discontinued operations                                                $    (31,799)          $   (205,458)
                                                                           ============           ============
Weighted average number of shares outstanding - basic and diluted            96,147,396             96,147,396
Net loss per share:
   basic and diluted common share                                             $  (0.00)           $      (0.00)
                                                                           ============           ============



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC
                             STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                            THREE MONTHS ENDED MARCH 31,
                                                              2006                2005
                                                           ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (31,799)          $(206,072)
Depreciation                                                    --                (7,039)
Foreign currency translation                                    --                  (674)
Preferred shares issued for services                          18,750
Changes in operating assets and liabilities:
Accounts receivable                                            7,500              26,017
Prepaid expenses                                                --                (9,177)
Inventory                                                       --               150,044
Decrease in accrued expenses                                 (27,640)           (206,384)
                                                           ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                        (33,189)           (253,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments/advances on credit facility                         --                79,935
   Proceeds from related party loan                             --                80,903
                                                           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --               160,838
                                                           ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (33,189)            (92,447)
                                                           =========           =========

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             100,000              95,032
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  66,811           $   2,585
                                                           =========           =========



Supplemental disclosure of cash flow information:
Interest paid                                              $    --             $    --
Income taxes paid                                          $    --             $    --



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

24Holdings  Inc.  is a  Delaware  corporation  formerly  known  as  Scoop,  Inc.
("24Holdings" or the "Company"). In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. Prior to September 30, 2005, 24Holdings was a holding company which owned 100% of the capital stock of 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court, in December 1999, InfiniCom, AB, a Swedish registered company, acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom, AB's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company's operations, were devoted to supplying business customers with computer and electronics products.

The interim financial information as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the
"SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005, as applicable, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, we entered into a series of agreements with Infinicom, AB in connection with our sale of all of the outstanding stock of 24STORE (the "24STORE Sale") and separately, the assignment and transfer of all rights and title to certain trademarks and domain names (the "IP Assets") that we held (the "IP Assignment"). Pursuant to the terms of the 24STORE Sale, Infinicom, AB paid us $100,000 for our 24STORE shares and pursuant to the IP Assignment, we agreed transfer the IP Assets in consideration for a set-off against all outstanding and contingent liabilities then owed to Infinicom, AB, determined as of the closing date of the 24STORE Sale.

On May 26, 2005, we also entered a Preferred Stock Purchase Agreement with Infinicom AB, (the "Preferred Stock Agreement") pursuant to which we agreed to sell to Infinicom, AB, 344,595 shares of our series A convertible preferred stock, par value $0.001 (the "Series A Preferred Stock") in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom, AB. Each share of the Series A Preferred Stock is convertible into 100 shares of our common stock at the holder's option.

On February 1, 2006, a total of 250,000 shares of Series A Preferred Stock were authorized for issuance to two individuals who provided services to the Company. Upon the Company effectuating an amendment to increase the number of shares of preferred shares designated as Series A Preferred Stock from 500,000 to 600,000, it will issue 150,000 shares of the Series A Preferred Stock to Arnold Kling and 100,000 shares of the Series A Preferred Stock to Kirk Warshaw for their work as the Company's President and Chief Financial Officer, respectively. Each share of Series A Preferred Stock is convertible, at the holder's option, into 100 shares of our common stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500. Such preferred shares were also recorded as a liability pursuant to EITF 00-19 until the Company increases the authorized shares of common stock.

Our authorized capitalization currently consists of 100,000,000 common shares; as a result we do not have adequate shares to facilitate the conversion of all these preferred shares outstanding into the 59,487,900 shares of common stock that they are convertible. Since such conversion terms of the Series A Preferred Stock will require more common shares to be issued than are currently authorized, the $249,628 of indebtedness converted to Series A Preferred Stock has been recorded on our balance sheet March 31, 2006 as a long term liability. This will be reclassified, pursuant to EITF 00-19, in the event that the Company increases its authorized common shares.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On May 26, 2005, Infinicom, AB, the Company, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R", and together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Common Stock agreement") pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 109,171,181 shares of common stock of the Company (which included shares issuable upon conversion of the Series A Preferred Stock) which would represent approximately 83.6% of the then issued and outstanding shares of common stock of the Company (the "Infinicom Sale"). In turn, the Purchasers would pay to Infinicom (i) $500,000 in cash, and (ii) cause the issuance of shares of common stock of the Company which would represent 1% of the issued and outstanding shares of common stock of the Company on a fully diluted basis, upon the closing of a merger with one or more as yet unidentified private unaffiliated operating companies that the Purchasers intended to cause the Company to enter into subsequent to the closing of the Sale. The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

On September 30, 2005, the Company and Infinicom AB completed the transactions contemplated in the 24STORE Sale, the IP Assignment and the Preferred Stock Agreement as described above. Infinicom, AB, agreed to forgive $603,830 of debt the Company owed to them in consideration of the IP Assignment.

Effective September 30, 2005, Infinicom completed the sale to the Purchasers of 74,711,681 shares of common stock of the Company (which represented 77.7% of the 96,147,395 shares of common stock then outstanding) and 344,595 shares of Series A Preferred Stock, constituting 83.6% in the aggregate of the then issued and outstanding common stock of the Company, assuming the conversion of the Series A Preferred Stock into 34,459,500 shares of common stock. As a result, the Purchasers acquired control of the Company from Infinicom, with R&R beneficially owning 87,336,945 shares of common stock (assuming the conversion by R&R of 275,676 shares of Series A Preferred Stock into 27,567,600 shares of common stock) constituting 66.9% of the then issued and outstanding shares of common stock of the Company, and Moyo beneficially owning 21,834,236 (assuming the conversion by Moyo of 68,919 shares of Series A Preferred Stock into 6,891,900 shares of common stock) constituting 16.7% of the then issued and outstanding shares of common stock of the Company.

Effective September 30, 2005 Urban von Euler resigned as our President and a Director but remained our Chief Executive Officer. Also, effective September 30, 2005, Larsake Sandin resigned as a Director and each of Arnold Kling and Kirk Warshaw were appointed as Directors of the Company. On November 21, 2005, effective with the filing of our September 30, 2005 Form 10-Q, Mr. von Euler resigned as Chief Executive Officer and Mr. Kling was appointed President and Mr. Warshaw was appointed Chief Financial Officer and Secretary. As of that same date, we relocated our headquarters to Chatham, New Jersey.

THE COMPANY TODAY

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business and is currently considered a "shell" or blank check company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets.

Commencing with the quarter ended June 30, 2004, all of the Company's computer related business services activities have been accounted for as Discontinued Operations. As such, all of the prior activity has been shown in the financials as one line item that is labeled "Income (Loss) from Discontinued Operations, net of taxes." The activities of the Company since September 2005 are shown in the income statement under the section labeled "Loss from Continuing Operations." These amounts are for expenses incurred since September 30, 2005 and are of the nature we expect to incur in the future, whereas the Income
(loss) from Discontinued Operations are from activities we are no longer engaged in.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                  (unauditied)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America (U.S.). Outlined below are those policies considered particularly significant.

    (a) Principles of Consolidation:

        The accompanying consolidated financial statements include the accounts of 24Holdings Inc. and subsidiary. All significant intercompany transactions and accounts have been eliminated. The financial statements of the entities owned outside the U.S. are generally measured using the local currency as the functional currency.

        Accordingly, assets and liabilities are translated at year-end exchange rates and operating statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as other comprehensive income. Exchange adjustments resulting from foreign currency are included in the determination of net income (loss).

        As discussed, the Company sold its subsidiary on September 30, 2005 and is reporting consolidated information for the reporting periods of 2005 only.

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

    (f) Income Taxes:

        The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

        temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

    (g) Financial Instruments

        The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

NOTE 3 - SHAREHOLDERS' EQUITY

On February 1, 2006, a total of 250,000 shares of Series A Preferred Stock were authorized for issuance to two individuals who provided services to the Company. Upon the Company effectuating an amendment to increase the number of preferred shares designated as Series A Preferred Stock from 500,000 to 600,000, it will issue 150,000 shares of Series A Preferred Stock to Arnold Kling and 100,000 shares of Series A Preferred Stock to Kirk Warshaw for their work as the Company's President and Chief Financial Officer, respectively. Each share of Series A Preferred Stock is convertible, at the holder's option, into 100 shares of our common stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500. Such preferred shares were also recorded as a liability pursuant to EITF 00-19 until the Company increases the authorized shares of common stock.

As a result on March 31, 2006, the Company has authorized 5,000,000 shares of preferred stock, par value $0.001 of which there are issued and outstanding 594,879 shares (including the 250,000 issuable to Messrs. Kling and Warshaw). The Company has authorized 100 million shares of common stock, par value $0.001 per share. There are issued and outstanding 96,147,396 shares of common stock. All shares of preferred stock and common stock currently outstanding are validly issued, fully paid and non-assessable.

The authorized common shares are only 100,000,000 hence the conversion of such preferred shares outstanding into 59,487,900 shares of common stock is not possible since such conversion would exceed the authorized common shares by 55,635,296 shares. Since such conversion terms of the Series A Preferred Stock will require more common shares to be issued than authorized, the $249,628 of indebtedness converted to Series A Preferred Stock will be recorded as a long term liability until the Company increases the authorized common shares pursuant to EITF 00-19.

NOTE 4 - SUBSEQUENT EVENT

As disclosed in Notes 1 and 3 above, on February 1, 2006, the Company's Board approved and authorized a grant of an aggregate of 250,000 shares of Series A Preferred Stock, valued at approximately $18,750, to Arnold P. Kling and Kirk M. Warshaw, the Company's President and Chief Financial Officer, respectively, for services rendered. Such preferred shares were also recorded as a liability pursuant to EITF 00-19 until we increase the authorized shares of common stock. In addition, the issuance of such preferred shares has been delayed until the Company effectuated an amendment to increase the number of preferred shares designated as Series A Preferred Stock from 500,000 to 600,000.

On May 12, 2006, the Company effectuated a Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock with the Secretary of State of the State of Delaware to increase the number of preferred shares designated as Series A Preferred Stock from 500,000 to 600,000 shares.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since September 30, 2005 our purpose is to effect a business combination with an operating business which we believe has significant growth potential.. We are currently considered to be a "shell" company in as much as we have no operations, revenues or employees. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in 24Holdings. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in 24Holdings following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Continuing Operational Expenses for the Three months ended March 31, 2006 compared to three months ended March 31, 2005

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2006 and the three months ended March 31, 2005. Total expenses from Continuing Operations for the three months ended March 31, 2006 increased to $31,799 as compared to $10,443 for the 2005 period. These expenses constituted professional and filing fees and were more than the professional and filing fees incurred during the 2005 period and because of the aforementioned expense of $18,750 incurred when 250,000 Preferred Shares were issued for services rendered.

Liquidity and Capital Resources

24Holdings does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of 24Holdings's equity or debt securities to raise working capital. 24Holdings is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to 24Holdings. At March 31, 2006, 24Holdings had cash of $66,811 and working capital of $56,811.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material commitments, although 24Holdings presently is not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2006.

Subsequent Event

As disclosed in the footnotes to the financial statements included elsewhere in this report, on February 1, 2006, our Board approved and authorized a grant of an aggregate of 250,000 shares of 24Holding's Series A Convertible Preferred Stock ("Series A Preferred") valued at approximately $18,750 to Arnold P. Kling and Kirk M. Warshaw, our President and Chief financial Officer, respectively, for services rendered to 24Holdings. Such preferred shares were also recorded as a liability pursuant to EITF 00-19 until we increase the authorized shares of common stock. In addition, the issuance of such preferred shares has been delayed until we effectuated an amendment to increase the number of preferred shares designated as Series A Preferred from 500,000 to 600,000.

On May 12, 2006, we effectuated a Certificate of Amendment to the Certificate of Designation for the Series A Preferred with the Secretary of State of the State of Delaware to increase the number of preferred shares designated as Series A Preferred from 500,000 to 600,000 shares.

ITEM 3. CONTROLS AND PROCEDURES.

        (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of the President and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the President and chief financial officer, who are our the sole officers and directors, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our President and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our fiscal first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On February 1, 2006, our Board approved and authorized a grant of an aggregate of 250,000 shares of Series A Preferred valued at approximately $18,750 to Arnold P. Kling and Kirk M. Warshaw, our President and Chief financial Officer, respectively, for services rendered to 24Holdings. Such preferred shares were also recorded as a liability pursuant to EITF 00-19 until we increase the authorized shares of common stock. In addition, the issuance of such preferred shares has been delayed until we effectuated an amendment to increase the number of preferred shares designated as Series A Preferred from 500,000 to 600,000.

            On May 12, 2006, we effectuated a Certificate of Amendment to the Certificate of Designation for the Series A Preferred with the Secretary of State of the State of Delaware to increase the number of preferred shares designated as Series A Preferred from 500,000 to 600,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
---------

      Exhibit No.        Description
      -----------        -----------

          3.6 Certificate of Amendment to the Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value of 24Holdings Inc, effective as of May 12, 2006.

         31.1 Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports On Form 8-K:
--------------------

         We filed a current  report on form 8-K on March 13, 2006 in response to
Item 4.01 with respect our change in auditing firms.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    24Holdings Inc

Dated: May 12, 2006                 /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: May 12, 2006                 /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)