Form 10QSB
period 2006-06-30
24HOLDINGS INC
filed 2006-07-26
CIK 1025315

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___


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

State the number of shares outstanding of issuer's common equity as of the last practicable date: As of July 20, 2006, there were 96,147,396 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                 24HOLDINGS INC.
                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2006

                          INDEX TO FINANCIAL STATEMENTS



PART I.  FINANCIAL INFORMATION
                                                                            Page
ITEM 1.  FINANCIAL STATEMENTS                                               ----

           Balance Sheet as of June 30, 2006 (unaudited)                       3

           Statements of Operations for the Three and Six Months Ended
           June 30, 2006 and 2005 (unaudited)                                  4

           Statements of Cash Flows for the Six Months Ended
           June 30, 2006 and 2005 (unaudited)                                  5

           NOTES TO FINANCIAL STATEMENTS                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             9

ITEM 3.  CONTROLS AND PROCEDURES                                              10


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    11
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11
ITEM 5.  OTHER INFORMATION                                                    11
ITEM 6.  EXHIBITS                                                             11

SIGNATURES                                                                    12


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

PART I - FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

                                 24HOLDINGS INC.
                                  BALANCE SHEET
                                  June 30, 2006
                                   (unaudited)

                                     ASSETS

Current Assets
 Cash and cash equivalents                                         $     48,255
                                                                   ------------
 Total Current Assets                                                    48,255
                                                                   ------------
 TOTAL ASSETS                                                      $     48,255
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
 Accrued expenses                                                  $     12,000
                                                                   ------------
  TOTAL CURRENT LIABILITIES                                              12,000

Convertible Preferred stock; $0.001 par value, 5,000,000
authorized, 594,879 shares issued and oustanding                        249,628
                                                                   ------------

TOTAL LIABILITIES                                                       261,628

STOCKHOLDER'S DEFICIT
Common stock, $.001 par value; 100,000,000 shares
authorized, 96,147,396 shares issued and outstanding                     36,742
Additional paid-in capital                                           10,362,233
Deficit accumulated during the development period                   (10,612,348)
                                                                   ------------

 TOTAL STOCKHOLDER'S DEFICIT                                           (213,373)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                        $     48,255
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                             STATEMENT OF OPERATIONS
                                  (unauditied)

                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                   June 30,          June 30,
                                                        2006              2005              2006              2005
                                                    ------------------------------      ------------------------------
Revenues                                            $       --        $       --        $       --        $       --

Expenses
General and administrative                                22,556            43,297            54,355            53,840
                                                    ------------------------------      ------------------------------
Total operating expenses                                  22,556            43,297            54,355            53,840
Loss from continuing operations                          (22,556)          (43,297)          (54,355)          (53,840)
Loss from discontinued operations, net of taxes             --            (566,735)             --            (762,264)
                                                    ------------------------------      ------------------------------
Net Loss                                            $    (22,556)     $   (610,032)     $    (54,355)     $   (816,104)
                                                    ==============================      ==============================

Net loss per share - continuing operations
   basic and diluted                                $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                                    ==============================      ==============================
Net loss per share - discontinued operations
   basic and diluted common share                   $       --        $      (0.01)     $       --        $      (0.01)
                                                    ==============================      ==============================

Net loss per share - basic and diluted              $      (0.00)     $      (0.01)     $      (0.00)     $      (0.01)
                                                    ==============================      ==============================

Weighted average number of common shares              96,147,396        96,147,396        96,147,396        96,147,396
                                                    ==============================      ==============================


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                        June 30,       June 30,
                                                          2006           2005
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $ (54,355)     $(816,104)
Depreciation                                                  --          9,432
Foreign currency translation                                  --         (2,589)
Preferred shares issues for services                      18,750             --
Changes in operating assets and liabilities
Accounts receivable                                        7,500        234,001
Prepaid expenses                                                        (29,698)
Inventory                                                               221,616
Decrease in accrued expenses                             (23,640)      (255,777)
                                                       ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                    (51,745)      (639,119)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments/advances on credit facility                        --        136,130
  Proceeds from related party loan                            --        415,605
                                                       ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     --        551,735
                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                (51,745)       (87,384)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         100,000         95,032
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  48,255      $   7,648
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
  Interest paid                                        $      --      $   1,110
                                                       =========      =========
  Income taxes                                         $      --      $      --
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (unaudited)

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

The interim financial information as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2006, and results of operations and cash flows for the three and six months ended June 30, 2006 and 2005, as applicable, have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

Our authorized capitalization currently consists of 100,000,000 common shares; as a result we do not have adequate shares to facilitate the conversion of all the preferred shares outstanding into the 59,487,900 shares of common stock that they are convertible. Since such conversion terms of the Series A Preferred
Stock will require more common shares to be issued than are currently authorized, the $249,628 of indebtedness converted to Series A Preferred Stock has been recorded on our June 30, 2006 balance sheet as a long term liability. This will be reclassified, pursuant to EITF 00-19, in the event that the Company increases its authorized common shares.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (unaudited)

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                  (unauditied)

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

NOTE 3 - SHAREHOLDERS' DEFICIT

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

As a result, as of June 30, 2006, the Company has authorized 5,000,000 shares of preferred stock, par value $0.001 of which there are issued and outstanding 594,879 shares (including the 250,000 issuable to Messrs. Kling and Warshaw). The Company has authorized 100 million shares of common stock, par value $0.001 per share. There are issued and outstanding 96,147,396 shares of common stock. All shares of preferred stock and common stock currently outstanding are validly issued, fully paid and non-assessable.

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

On May 12, 2006, the Company filed a Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock with the Secretary of State of the State of Delaware, increasing the number of shares designated as Series A Preferred Stock from 500,000 to 600,000 shares.

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Plan of Operation

Since September 30, 2005 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "shell" company in as much as we have no operations, revenues or employees. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in 24Holdings. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Because we currently do not have any business operations, we have not had any revenues during the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005.

Total expenses from continuing operations for the three months ended June 30, 2006 decreased to $22,556 as compared to $43,297 for the 2005 period. These expenses constituted professional and filing fees and were less than the professional and filing fees incurred during the 2005 period.

Total expenses from continuing operations for the six months ended June 30, 2006 increased to $54,355 as compared to $53,840 for the 2005 period. These expenses constituted professional and filing fees and were more than the professional and filing fees incurred during the 2005 period. The increase in total expenses is mainly attributable to the payment of fees in the amount of $18,750 for services rendered by our President and Chief Financial Officers. We paid these fees by issuing to them 250,000 shares of Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

24Holdings does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of 24Holdings' equity or debt securities to raise working capital. 24Holdings is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to 24Holdings. At June 30, 2006, 24Holdings had cash of $48,255 and working capital of $36,255.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2006.



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

    (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our fiscal second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

           None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5. OTHER INFORMATION.

           A Certificate of Amendment to the Certificate of Designation for our Series A Preferred Stock ("Series A Preferred") was filed on May 12, 2006 with the Secretary of State of the State of Delaware, increasing the number of designated Series A Preferred from 500,000 to 600,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
---------

     Exhibit No.    Description
     -----------    -----------

        3.6 Certificate of Amendment to the Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value of 24Holdings Inc, effective as of May 12, 2006.(1)

        31.1 Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        ------------------------------------

        (1) Filed as Exhibit 3.6 to 24Holdings' Quarterly Report on Form 10-QSB for the period ended March 31, 2006 and incorporated herein by reference.

Reports on Form 8-K:
--------------------

        None.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    24Holdings Inc

Dated: July 26, 2006                /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: July 26, 2006                /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)