Form 10QSB
period 2006-09-30
24HOLDINGS INC
filed 2006-11-14
CIK 1025315

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____


                        COMMISSION FILE NUMBER 000-22281
                  ---------------------------------------------
                                 24HOLDINGS INC.

        (Exact name of small business issuer as specified in its charter)




       Delaware                                              33-0726608
------------------                                      -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


c/o Kirk M. Warshaw
47 School Avenue
Chatham, New Jersey                                             07928
------------------                                      -------------------
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

State the number of shares outstanding of issuer's common equity as of the last practicable date: As of November 13, 2006, there were 769,179 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                                 24HOLDINGS INC.
                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2006

                          INDEX TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
                                                                                                               PAGE
ITEM 1. FINANCIAL STATEMENTS                                                                                  ------

                 Balance Sheet as of September 30, 2006 (unaudited)                                               3

                  Statements of Operations for the Three and Nine Months Ended
                 September 30, 2006 and 2005 (unaudited)                                                          4

                  Statements of Cash Flows for the Nine Months Ended
                  September 30, 2006 and 2005 (unaudited)                                                         5

                 NOTES TO FINANCIAL STATEMENTS                                                                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                9

ITEM 3.  CONTROLS AND PROCEDURES                                                                                 11


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                       12
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                             12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                         12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     12
ITEM 5.  OTHER INFORMATION                                                                                       12
ITEM 6.  EXHIBITS                                                                                                12
SIGNATURES                                                                                                       13




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

PART I - FINANCIAL INFORMATION:

                          ITEM 1. FINANCIAL STATEMENTS

                                 24HOLDINGS INC.
                                  BALANCE SHEET
                               September 30, 2006
                                   (unaudited)

                                     ASSETS
                                    --------
Current Assets
     Cash and cash equivalents                                         $ 37,564
                                                                    ------------
     Total current Assets                                                37,564
                                                                    ------------
     TOTAL ASSETS                                                      $ 37,564
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    ----------------------------------------

Current Liabilities
     Accrued expenses                                                   $ 4,202
                                                                    ------------
            TOTAL CURRENT LIABILITIES                                     4,202
                                                                    ------------
TOTAL LIABILITIES                                                         4,202

SHAREHOLDERS' EQUITY
Convertible Preferred stock; $0.001 par value,
5,000,000 authorized, 594,879 shares issued and oustanding
(liquidation value $249,628)                                                595
Common stock, $.001 par value; 100,000,000 shares
authorized, 769,179 shares issued and outstanding                           769
Additional paid-in capital                                           10,647,239
Deficit accumulated during the development period                   (10,615,241)
                                                                    ------------
            TOTAL SHAREHOLDERS' EQUITY                                   33,362

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 37,564
                                                                    ============


The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                          Three Months Ended                   Nine Months Ended
                                                                             September 30,                       September 30,
                                                                         2006            2005               2006              2005
                                                                    ---------------------------         ----------------------------
Revenues                                                                  $ -             $ -                 $ -               $ -
Expenses
General and administrative                                              2,892          72,098              57,248           125,838
                                                                    ---------------------------         ----------------------------
Total operating expenses                                                2,892          72,098              57,248           125,838
Net Loss from continuing operations
     Before Income Taxes                                               (2,892)        (72,098)            (57,248)         (125,838)
Provision for Income Taxes                                                  -               -                   -                 -
                                                                    ---------------------------         ----------------------------
Loss from Continuing Operations                                        (2,892)        (72,098)            (57,248)         (125,838)
Income from discontinued operations, net of taxes                           -         354,816                   -            25,803
                                                                    ---------------------------         ----------------------------
Net Income (Loss)                                                    $ (2,892)      $ 282,718           $ (57,248)       $ (100,035)
                                                                    ===========================         ============================
Net Income (loss) per share - continuing operations
     basic and diluted                                                $ (0.00)        $ (0.09)            $ (0.07)          $ (0.16)
                                                                    ===========================         ============================
Net income per share - discontinued operations - basic                    $ -          $ 0.46                 $ -            $ 0.03
                                                                    ===========================         ============================
Net income per share - discontinued operations - diluted                  $ -          $ 0.34                 $ -            $ 0.02
                                                                    ===========================         ============================
Net Income (loss) per share - basic                                   $ (0.00)         $ 0.37             $ (0.07)          $ (0.13)
                                                                    ===========================         ============================
Net Income (loss) per share - diluted                                     $ -          $ 0.27                 $ -               $ -
                                                                    ===========================         ============================
Weighted average number of common shares - basic                      769,179         769,179             769,179           769,179
                                                                    ===========================         ============================
Weighted average number of common shares - diluted                    769,179       1,044,855             769,179         1,044,855
                                                                    ===========================         ============================


The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Nine Months Ended
                                                                    September 30,             September 30,
                                                                        2006                      2005
                                                                -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $          (57,248)       $        (100,035)
Foreign currency translation                                                      -                   84,345
Preferred shares issues for services                                         18,750                        -
Realized Exchange variances                                                       -                  (76,490)
Gain on Sale of Subsidiary - discontinued operations                              -                 (391,358)
Gain on Sale of Intellectual Properties                                           -                 (606,830)
Write-off of intercompany debt                                                    -                  364,139
Changes in operating assets and liabilities
Accounts receivable                                                           7,500                  327,752
Loans receivable                                                                  -                  386,130
Prepaid expenses                                                                                     (83,594)
Inventory                                                                                            195,409
Decrease in accrued expenses                                                (31,438)                (453,274)
                                                                -------------------       -------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (62,436)                (353,806)
                                                                -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related party loan                                             -                  258,773
                                                                -------------------       -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         -                  258,773
                                                                -------------------       -------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (62,436)                 (95,032)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            100,000                   95,032
                                                                -------------------       -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $            37,564       $                 -
                                                                ===================       ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
     Interest paid                                              $                 -       $                 -
                                                                ===================       ===================
     Income taxes                                               $                 -       $                 -
                                                                ===================       ===================



The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

24Holdings  Inc.  is a  Delaware  corporation  formerly  known  as  Scoop,  Inc.
("24Holdings" or the "Company"). In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. Prior to September 30, 2005, 24Holdings was a holding company which owned 100% of the capital stock of 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company, acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom, AB's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company's operations, were devoted to supplying business customers with computer and electronics products.

The interim financial information as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2006, and results of operations and cash flows for the three and nine months ended September 30, 2006 and 2005, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

The Company's authorized capitalization currently consists of 100,000,000 shares of Common Stock ("Common Stock") and 5,000,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). As a result of the Reverse Split (as defined in Note 5 below), the Company now has adequate shares of Common Stock available for issuance upon the conversion of all the issued and outstanding shares of Preferred Stock into Common Stock. Prior to the Reverse Split, $249,628 of indebtedness which was converted into Preferred Stock had been recorded on our balance sheet as a long term liability because the Preferred Stock would have converted into more shares of Common Stock than were authorized and available for issuance.. As a result of the Reverse Split, as of September 30, 2006, this amount has been reclassified, pursuant to EITF 00-19, as preferred equity.

CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, the Company entered into a series of agreements with Infinicom, AB ("Infinicom") pursuant to which the Company's sold themof all of the outstanding stock of 24STORE (the "24STORE Sale"), assigned and transferred of all rights and title to certain trademarks and domain names (the "IP Assets") owned by the Company (the "IP Assignment"). Infinicom paid the Company $100,000 in the shares of 24STORE and in consideration for the IP Assets, allowed a set-off against all outstanding and contingent liabilities the Company owed to Infinicom, as of the closing date of the 24STORE Sale, which amounted to $603,830.

On May 26, 2005, the Company also entered a Preferred Stock Purchase Agreement with Infinicom (the "Preferred Stock Agreement") pursuant to which the Company agreed to sell to Infinicom 344,595 shares of our Preferred Stock in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of Preferred Stock is convertible into 100 shares of Common Stock at the holder's option.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On May 26, 2005, Infinicom the Company, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R", together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Common Stock agreement") pursuant to which, Infinicom sold to the Purchasers an aggregate of 109,171,181 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the "Infinicom Sale"). In turn, the Purchasers paid to Infinicom (i) $500,000 in cash, and (ii) agreed to cause the issuance of shares of Common Stock which would represent 1% of the issued and outstanding shares of Common Stock on a fully diluted basis, upon the closing of a merger with one or more as yet unidentified private unaffiliated operating companies. The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

On September 30, 2005, the Company and Infinicom completed the transactions contemplated in the 24STORE Sale, the IP Assignment and the Preferred Stock Agreement as described above. Infinicomforgave $603,830 of debt the Company owed to them in consideration of the IP Assignment.

Effective September 30, 2005, Infinicom completed the sale to the Purchasers of 74,711,681 shares of Common Stock (which represented 77.7% of the 96,147,395 shares of Common Stock then issued and outstanding) and 344,595 shares of Preferred Stock, constituting 83.6% in the aggregate of the then issued and outstanding Common Stock (assuming the conversion of the Preferred Stock into 34,459,500 shares of Common Stock). As a result, the Purchasers acquired control of the Company from Infinicom, with R&R in the aggregate beneficially owning 87,336,945 shares of Common Stock (assuming the conversion by R&R of 275,676 shares of Preferred Stock into 27,567,600 shares of Common Stock) constituting 66.9% of the then issued and outstanding shares of Common Stock, and Moyo in the aggregate beneficially owning 21,834,236 of Common Stock (assuming the conversion by Moyo of 68,919 shares of Preferred Stock into 6,891,900 shares of Common Stock) constituting 16.7% of the then issued and outstanding shares of Common Stock.

Effective September 30, 2005 Urban von Euler resigned as President and Director but remained the Chief Executive Officer of the Company. Also, effective September 30, 2005, Larsake Sandin resigned as a Director and each of Arnold Kling and Kirk Warshaw were appointed as Directors of the Company. On November 21, 2005, effective with the filing of the Company's quarterly report on Form 10-Q for the period ended September 30, 2005, Mr. von Euler resigned as Chief Executive Officer, Mr. Kling was appointed President and Mr. Warshaw was appointed Chief Financial Officer and Secretary of the Company. As of that same date, the Company relocated our headquarters to Chatham, New Jersey.

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to the Company. On May 12, 2006, the Company issued 150,000 and 100,000 shares of the Preferred Stock to Arnold Kling and Kirk Warshaw for their services as the Company's President and Chief Financial Officer, respectively. Each share of Preferred Stock is immediately convertible, at the holder's option, into 0.8 shares of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006
                                  (unauditied)

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

 NOTE 3 - SHAREHOLDERS' DEFICIT

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to the Company. On May 12, 2006, the Company filed a Certificate of Amendment to the Certificate of Designation for the Preferred Stock with the Secretary of State of the State of Delaware, increasing the number of shares designated as Preferred Stock from 500,000 to 600,000 shares. As a result of this filing, the Company issued 150,000 and 100,000 shares of the Preferred Stock to Arnold Kling and Kirk
Warshaw for their services as the Company's President and Chief Financial Officer, respectively. Each share of Preferred Stock is convertible, at the holder's option, into 100 shares of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

Effective October 23, 2006, a reverse stock split of the common stock of the Company took effect. Pursuant to this reverse stock split, each 125 shares of common stock of the Company issued and outstanding as of the date following the reverse stock split was converted into one (1) share of the Company's common stock. This reverse stock split reduced the number of common shares into which each share of Series A Preferred Stock could be converted from 100 shares to .8 shares. All per share data has been retroactively restated to reflect this reverse stock split.

Our authorized capitalization currently consists of 100,000,000 common shares and 5,000,000 preferred shares. As a result of the aforementioned reverse stock split we now have adequate shares to facilitate the conversion of all the preferred shares outstanding into the number of shares of common stock into which they are convertible. Previously, because such conversion terms of the Series A Preferred Stock would have required more common shares to be issued than were authorized, $249,628 of indebtedness converted to Series A Preferred Stock had been recorded on our balance sheet as a long term liability. As a result of the reverse stock split this amount has been reclassified, pursuant to EITF 00-19, as preferred equity as of September 30, 2006.

As a result, as of September 30, 2006, the Company has authorized 5,000,000 shares of preferred stock, par value $0.001 of which there are issued and outstanding 594,879 shares. The Company has authorized 100,000,000 shares of common stock, par value $0.001 per share of which there are issued and outstanding 769,179 shares of common stock, after giving effect to the reverse stock split. All shares of preferred stock and common stock currently outstanding are validly issued, fully paid and non-assessable.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

FASB 157 - Fair Value Measurements

In  September  2005,  the FASB issued FASB  Statement  No. 157.  This  Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


NOTE 5 - SUBSEQUENT EVENT

On October 23, 2006, the Company effected a reverse stock split of its Common Stock pursuant to which each 125 shares of Common Stock issued and outstanding on the record date of the reverse stock split was converted into one (1) new share of Common Stock ("Reverse Split"). As a result of the Reverse Split, holders of certificates representing pre-split shares of Common Stock have the right to receive upon surrender of those shares, new certificates representing post-split shares at the ratio of one (1) share of post-split Common Stock for every 125 shares of pre-split shares of Common Stock. Fractional shares of post-split common stock were not issued as a result of the reverse split; instead, fractional shares were rounded to the nearest whole share after the Reverse Split. As of November 13, 2006 there were 769,179 shares of Common Stock issued and outstanding.

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since September 30, 2005 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "shell" company in as much as we have no operations, revenues or employees. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in 24Holdings. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

We currently do not have any business operations and have not had any revenues during the three and nine month periods ended September 30, 2006 and 2005.

Total general and administrative expenses from Continuing Operations for the three month period ended September 30, 2006 decreased to $2,892 as compared to $72,098 for the same period in 2005. These expenses primarily constitute professional and filing fees .

Total general and administrative expenses from Continuing Operations for the nine month period ended September 30, 2006 decreased to $57,248 as compared to $125,938 for the same period in 2005. These expenses primarily constituted professional and filing fees. The decrease in general and administrative expenses is mainly attributable to a relative lack of business activity during 2006 compared to 2005.

Liquidity and Capital Resources

At September 30, 2006, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present shareholders and/or management and there can be no assurances that its present shareholders or management will make any loans or capital contributions to 24Holdings. At September 30, 2006, 24Holdings had cash of $37,564 and working capital of $33,362.

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


Subsequent Event

Effective October 23, 2006 we effected a reverse split of our common stock pursuant to which each 125 shares of common stock 24Holdings issued and outstanding as of the record date of the reverse stock split was converted into one (1) share of common stock. As a result of the reverse split, holders of certificates representing pre-split shares of common stock have the right to receive upon surrender of their shares, new certificates representing post-split shares at the ratio of one (1) share of post-split common stock for every 125 shares of pre-split common stock. Fractional shares of post-split common stock were not issued as a result of the reverse split; instead, fractional shares were rounded to the nearest whole share after the reverse stock split. As of November 13, 2006 there were 769,179 common shares issued and outstanding.


Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2006.



ITEM 3.  CONTROLS AND PROCEDURES.

       (A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer, who are our sole officers and directors, concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

       (B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION.

            None

ITEM 6.  EXHIBITS

EXHIBITS:
       EXHIBIT NO.        DESCRIPTION

         3.1      Certificate of Amendment of the Certificate of Incorporation

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

                                     24Holdings Inc

Dated: November 13, 2006             /s/ Arnold P. Kling
                                     -----------------------------------------
                                     Arnold P. Kling, President
                                     (Principal Executive Officer)

Dated: November 13, 2006             /s/ Kirk M. Warshaw
                                     -----------------------------------------
                                     Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)