Form 10KSB
period 2006-12-31
24HOLDINGS INC
filed 2007-03-05
CIK 1025315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                        COMMISSION FILE NUMBER: 000-22281


                                 24HOLDINGS INC.
                                 ---------------
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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


         Indicate  by check  mark  whether  the  issuer is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).            Yes |X| No [ ]

         For the year ended December 31, 2006, the issuer had no revenues.

         As of March 1, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on the NASDAQ OTC Bulletin Board of $0.51 per share) was approximately $87,616.

         The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 1, 2007 was 1,244,902 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No |X|

                                24HOLDINGS INC.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I
Item 1.        Business.............................................................................................2
Item 2.        Properties...........................................................................................8
Item 3.        Legal Proceedings....................................................................................8
Item 4.        Submission of Matters to a Vote of Security Holders..................................................9
PART II
Item 5.        Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities.............................................9
Item 6.        Plan of Operation...................................................................................10
Item 7.        Financial Statements................................................................................11
Item 8.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................11
Item 8A.       Controls And Procedures.............................................................................11
Item 8B.       Other Information...................................................................................11

PART III
Item 9.        Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
                Compliance With Section 16(a) of the Exchange Act..................................................12
Item 10.       Executive Compensation..............................................................................13
Item 11.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................13
Item 12.       Certain Relationships and Related Transactions, and Director Independence...........................14
Item 13.       Exhibits............................................................................................14
Item 14.       Principal Accountant Fees and Services..............................................................15

                      FORWARD LOOKING STATEMENT INFORMATION
CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF THE CURRENT STATE OF OUR OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A STATEMENT BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH HEREIN UNDER THE HEADINGS "BUSINESS," "PLAN OF OPERATION" AND "RISK FACTORS". WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

                                     PART 1

ITEM 1.  BUSINESS

THE COMPANY'S HISTORY

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. ("we", "our", "us", "24Holdings" or the "Company"). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com
Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company ("Infinicom"), acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company's operations, were devoted to supplying business customers with computer and electronics products.

On October 23, 2006 (the "Effective Date"), the Company implemented a 1 for 125 reverse stock split (the "Reverse Split") of its common stock par value $0.001 per share (the "Common Stock"). Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock") could be converted from 100 shares to 0.8 shares.

All per share data herein has been retroactively restated to reflect the Reverse Split.


CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, we entered into a series of agreements with Infinicom in connection with our sale of all of the outstanding stock of 24STORE (the
"24STORE Sale") and separately, the assignment of all rights and title to certain trademarks and domain names (the "IP Assets") that we held (the "IP Assignment"). Pursuant to the terms of the 24STORE Sale, Infinicom paid us $100,000 for our 24STORE shares and pursuant to the IP Assignment, we paid for the IP Assets through a set-off against all outstanding and contingent liabilities we owed to Infinicom determined as of the closing date of the 24STORE Sale, which amounted to $603,830.

On May 26, 2005, we also entered into a Preferred Stock Purchase Agreement with Infinicom (the "Preferred Stock Agreement") pursuant to which we sold to Infinicom 344,595 shares of our Preferred Stock in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of the Preferred Stock is convertible into 0.8 shares of our Common Stock at the holder's option.

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R", and together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Infinicom Sale Agreement") pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 873,369 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the "Infinicom Sale"). In return, the Purchasers (i) paid to Infinicom $500,000 in cash, and (ii) agreed that upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies, to cause 24Holdings to issue to Infinicom shares of Common Stock representing 1% of the then issued and outstanding shares of Common Stock on a fully diluted basis (the "Infinicom Additional Shares"). The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

On September 30, 2005, 24Holdings and Infinicom completed the transactions contemplated in the 24STORE Sale, the IP Assignment and the Preferred Stock Agreement as described above. Infinicom forgave the $603,830 of debt 24Holdings owed to them in consideration of the IP Assignment.

Effective September 30, 2005, Infinicom completed the sale to the Purchasers, under the Infinicom Sale Agreement, of 597,693 shares of Common Stock (which represented 77.7% of the 769,226 shares of Common Stock then issued and outstanding) and 344,595 shares of Preferred Stock, constituting 83.6% in the aggregate of the then issued and outstanding Common Stock (assuming the conversion of the Preferred Stock into 275,676 shares of Common Stock). As a result, the Purchasers acquired control of 24Holdings from Infinicom, with R&R beneficially owning 698,696 shares of Common Stock (assuming the conversion by R&R of 275,676 shares of Preferred Stock into 220,541 shares of Common Stock) constituting 66.9% of the then issued and outstanding shares of Common Stock, and Moyo in the aggregate beneficially owning 174,674 shares of Common Stock (assuming the conversion by Moyo of 68,919 shares of Preferred Stock into 55,135 shares of Common Stock) constituting 16.7% of the then issued and outstanding shares of Common Stock.

Effective September 30, 2005 Urban von Euler resigned as our president and a director but remained our chief executive officer. Also, effective September 30, 2005, Larsake Sandin resigned as a director and each of Arnold P. Kling and Kirk
M. Warshaw were appointed as directors of 24Holdings. On November 21, 2005, effective with the filing of our Form 10-Q for the quarter ended September 30, 2005, Mr. von Euler resigned as chief executive officer and Mr. Kling was appointed president and treasurer and Mr. Warshaw was appointed chief financial officer and secretary. As of that same date, 24Holdings relocated its headquarters to Chatham, New Jersey.

On November 25, 2005, the Infinicom Sale Agreement was amended to provide, among other criteria, that the fair market value of the Infinicom Additional Shares would be no less than $400,000 nor more than $600,000 at the time such shares are required to be issued to Infinicom.

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to the Company. On May 12, 2006, we issued 150,000 and 100,000 shares of the Preferred Stock to Arnold P. Kling and Kirk M. Warshaw for their services as the Company's president and chief financial officer, respectively. Each share of Preferred Stock is immediately convertible, at the holder's option, into 0.8 shares of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

As a result of the aforementioned Reverse Split we now have adequate shares to facilitate the conversion of all the issued and outstanding shares of Preferred Stock into the number of shares of Common Stock into which they are convertible. Previously, because the conversion terms of the Preferred Stock would have required more shares of Common Stock to be issued than were authorized and available for issuance, $249,628 of indebtedness converted to Preferred Stock had been recorded on our balance sheet as a long term liability. As a result of the Reverse Split this amount was reclassified, pursuant to EITF 00-19, as preferred equity.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2006, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.


THE COMPANY TODAY

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. Our officers may be entitled to receive compensation from a target company they identify or provide services in connection with a business combination. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since September 30, 2005, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

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


WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success. We will rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management's personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our officers and directors, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.


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


WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

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


MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Kling and Mr. Warshaw intend to resign from their positions with us.


CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of Common Stock. There are currently 98,755,098 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.


CONTROL BY EXISTING STOCKHOLDER.

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


ITEM 2.    PROPERTIES


The Company's principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliated company of Kirk Warshaw, chief financial officer and secretary of the Company. The Company occupies its principal offices on a month to month basis for no rent. The Company does not own or intend to invest in any real property. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS


We are not a party to any pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information:

            Our Common Stock is traded on Nasdaq's Over-The-Counter Bulletin Board ("OTCBB") market under the symbol "TWFH". The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                           BID PRICE
                                   High                 Low
       2006

First Quarter                     $2.50                $1.25
Second Quarter                    $3.75                $1.50
Third Quarter                     $3.25                $1.13
Fourth Quarter *                  $1.37                $0.51



       2005

First Quarter                     $5.00                $2.50
Second Quarter                    $8.75                $3.12
Third Quarter                     $6.25                $2.50
Fourth Quarter                    $4.62                $1.87


* A 1 for 125 reverse stock split was effected on October 23, 2006. All prices prior to October 23, 2006 have been adjusted as if the reverse stock split had occurred at the beginning of the first quarter of 2005.


(b) Holders:

     There were 240 stockholders of record of our Common Stock as of February 12, 2007.

(c) Dividend:

     We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.

ITEM 6.    PLAN OF OPERATION


PLAN OF OPERATION

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

   (i)   filing of Exchange Act reports, and
   (ii) costs relating to identifying and consummating a transaction with a Merger Target.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2006 we had cash on hand of $29,635. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.


EQUIPMENT AND EMPLOYEES

As of December 31, 2006, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

OPERATIONAL EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

During the year ended December 31, 2006, we incurred $75,593 of operating expenses and for the year ended December 31, 2005, our operating expenses were $28,140. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses.


ITEM 7. FINANCIAL STATEMENTS

See the index to the Financial Statements below, beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 7, 2006, we dismissed Stonefield Josephson, Inc., ("Stonefield") from serving as our independent accountants and engaged Sherb & Co., LLP ("Sherb") as our new independent accountants. There were no disagreements, adverse opinions or disclaimer of opinion by Stonefield at the time of the change.


ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B.   OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and directors as of March 1, 2007:

Name                   Age    Title
----                   ---    -----
Arnold P. Kling        48     President, treasurer and director
Kirk M. Warshaw        48     Chief financial officer, secretary and director

ARNOLD P. KLING. Mr. Kling has served as a director since September 2005 and as our president and treasurer since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., and R&R Acquisition X, Inc. (each a publicly reporting, non-trading company) and Enthrust Financial Services, Inc. (OTCBB:EFSV).

KIRK M. WARSHAW. Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., and R&R Acquisition X, Inc. (each a publicly reporting, non-trading company), the chief financial officer and a director of Enthrust Financial Services, Inc. (OTCBB:EFSV), a director of Empire Financial Holding Company (AMEX:EFH), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.


COMPENSATION AND AUDIT COMMITTEES

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending December 31, 2006 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.


CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.


ITEM 10. EXECUTIVE COMPENSATION.

Mr. Kling and Mr. Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf.

Since September 30, 2005 we have paid no cash compensation to our officers or directors. On February 1, 2006, our Board of Directors authorized the issuance to Mr. Kling and Mr. Warshaw, an aggregate of 250,000 shares of our Preferred Stock for services they provided to us. On May 12, 2006 we issued to Mr. Kling 150,000 shares of Preferred Stock which was determined to be worth $11,250 and to Mr. Warshaw 100,000 shares of Preferred Stock which was determined to be worth $7,500. The expense was recognized in our 2006 financial statements. No officer or director is required to make any specific amount or percentage of his business time available to us.

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


DIRECTOR COMPENSATION

We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreements.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 1, 2007 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

                                                SHARES OF COMMON
                                               STOCK BENEFICIALLY  PERCENTAGE OF
          NAME OF BENEFICIAL OWNER                   OWNED (1)       OWNERSHIP
-------------------------------------------    ------------------  -------------
R&R Biotech Partners, LLC
1270 Avenue of the Americas - 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO                          698,696          56.1%

Moyo Partners, LLC (2)
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019                                    174,674          14.0%

Arnold P. Kling (3)
712 Fifth Avenue - 11th Floor
New York, NY 10019                                    294,674          23.7%

Kirk M. Warshaw (4)
47 School Avenue
Chatham, NJ 07928                                      80,000           6.4%

All Directors and Officers (2 persons) as a group     374,674          30.1%

(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 1, 2007 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2) Arnold P. Kling, our president and a director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3) Includes all the shares held by Moyo Partners, LLC.

(4) Mr. Warshaw is our chief financial officer, secretary and a director.


We currently do not have any equity compensation plans.


ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The Company's Board of Directors consists of Arnold Kling and Kirk Warshaw. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006 there were no transactions with related persons other than as described in the section above entitled "Item 10. -- Executive Compensation."


ITEM 13. EXHIBITS

    EXHIBIT
      NO.                                  DESCRIPTION
    -------                                -----------
       3.1 Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value(1)
       3.2         Certificate of Incorporation (2)
       3.3 Certificate of Amendment of the Certificate of Incorporation dated October 20, 1999 (2)
       3.4 Certificate of Amendment of the Certificate of Incorporation dated April 1, 2001 (2)
       3.5         By-Laws of the Company(3)
       3.6         Certificate of Amendment of the Bylaws of the Company (3)
       3.7 Certificate of Amendment of the Certificate of Incorporation dated October 11, 2006 (5)
       4.1         Form of Common Stock Certificate(4)
      31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
      31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
      32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
      32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------
*Included herewith

    (1) Previously filed as an Exhibit in the company's Current Report on Form 8-K, filed on October 6, 2005, and incorporated herein by reference.
    (2) Previously filed as an Exhibit in the company's Annual Report on Form 10-K, filed on April 13, 2001, and incorporated herein by reference.
    (3) Previously filed as an Exhibit in the company's Annual Report on Form 10-K, filed on February 21, 2001, and incorporated herein by reference
    (4) Previously filed as an Exhibit in the company's Registration Statement on Form SB-2 (Registration No. 333-15129), filed on October 30, 1996 and incorporated herein by reference.
    (5) Previously filed as an Exhibit in the company's quarterly report on Form 10-QSB for the period ended September 30, 2006, and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We incurred audit and financial statement review fees totaling $7,500 and $14,500 to Sherb, our current independent accountants, for the years ended
December 31, 2006 and 2005, respectively. In addition, for the year ended December 31, 2005 we paid fees to Stonefield totaling $44,000 for the review of our financial statements included in our Exchange Act reports for that year.

AUDIT-RELATED FEES:

NONE.

TAX FEES:

We incurred tax preparation fees totaling $1,500 and $1,500 to Sherb, our current independent accountants, for the years ended December 31, 2006 and 2005, respectively.

ALL OTHER FEES:

NONE.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             24HOLDINGS INC.

Date: March 5, 2007


                                             By: /s/Arnold P. Kling
                                             ----------------------------------
                                             Arnold P. Kling, President



            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2007


                           By: /s/Arnold P. Kling
                               ------------------------
                           Arnold P. Kling, President and Director
                           (Principal Executive Officer)



Date: March 5, 2007


                           By: /s/Kirk M. Warshaw
                           -----------------------------------------
                           Kirk M. Warshaw, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

                                 24HOLDINGS INC.

INDEX

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:
Balance Sheet as of December 31, 2006                                        F-3

Statements of Operations for Years Ended December 31, 2006 and 2005          F-4

Statement of Shareholders' Equity Years Ended December 31, 2006 and 2005
                                                                             F-5

Statements of Cash Flows Years Ended December 31, 2006 and 2005              F-6

Notes to Financial Statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Directors
24Holdings Inc.
Chatham, New Jersey

We have audited the accompanying balance sheet of 24Holdings Inc. as of December 31, 2006, and the related statements of operations, shareholders' equity (deficit), cash flows for each of the years then ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years then ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.




                                             /s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 1, 2007

                                 24HOLDINGS INC.
                                  BALANCE SHEET
                                December 31, 2006


                                     ASSETS

Current Assets
     Cash and cash equivalents                                     $     29,635
                                                                   ------------
     Total current Assets                                                29,635
                                                                   ------------
     TOTAL ASSETS                                                  $     29,635
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accrued expenses                                              $     14,618
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                        14,618
                                                                   ------------

SHAREHOLDERS' EQUITY
Convertible Preferred stock; $0.001 par value, 5,000,000 authorized,
no shares issued and outstanding                                             --
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding                       1,245
Additional paid-in capital                                           10,647,358
Deficit accumulated                                                 (10,633,586)
                                                                   ------------

        TOTAL SHAREHOLDERS' EQUITY                                       15,017

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     29,635
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF OPERATIONS



                                                             Year Ended
                                                             December 31,
                                                         2006           2005
                                                       ------------------------
Revenues                                               $      --      $      --

Expenses
General and administrative                                75,593         28,140
                                                       ------------------------
Total operating expenses                                  75,593         28,140
Net Loss from continuing operations
                Before Income Taxes                      (75,593)       (28,140)
Provision for Income Taxes                                    --             --
                                                       ------------------------
Loss from Continuing Operations                          (75,593)       (28,140)
Discontinued Operations -
    Loss from operations -
             net of taxes                                     --       (839,001)
    Gain on disposal -
             net of taxes                                     --        738,966
                                                       ------------------------
Net Loss                                               $ (75,593)     $(128,175)
                                                       ========================

Net loss per share - continuing
operations- basic and diluted                          $   (0.09)     $   (0.04)
                                                       ========================

Net loss per share - discontinued
operations - basic and diluted                         $      --      $   (0.13)
                                                       ========================

Net loss per share - basic and diluted                 $   (0.09)     $   (0.17)
                                                       ========================

Weighted average number of common shares
- basic and diluted                                      842,407        769,226
                                                       ========================


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                                      Total
                        Preferred Stock               Common Stock           Additional     Other                     Shareholders'
                   ------------------------------------------------------    Paid-in     Comprehensive  Accumulated   Equity
                      Shares       Amount         Shares        Amount       Capital        Income      Deficit       (Deficit)
                   -----------------------------------------------------------------------------------------------------------------
Balance at
December 31,
2004                       --   $         --        769,226  $        769  $ 10,398,206  $   (181,785)  $(10,429,818)  $   (212,628)

Other
Comprehensive
Income                     --             --             --            --            --       181,785             --        181,785

Net loss for
year ended
December 31,
2005                       --             --             --            --            --            --       (128,175)      (128,175)
                   -----------------------------------------------------------------------------------------------------------------

Balance at
December 31,
2005                       --             --        769,226           769    10,398,206            --    (10,557,993)      (159,018)

Reclassification
of Debt into
Preferred Stock       594,879            595                                    249,033                                     249,628

Conversion of
Preferred Stock
into Common          (594,879)          (595)       475,676           476           119                           --             --

Net loss for
year ended
December 31,
2006                       --             --             --            --            --            --        (75,593)       (75,593)
                   -----------------------------------------------------------------------------------------------------------------

Balance at
December 31,
2006                       --   $         --      1,244,902  $      1,245  $ 10,647,358  $         --   $(10,633,586)  $     15,017
                   =================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS



                                                                        Year Ended
                                                               December 31,     December 31,
                                                                   2006             2005
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (75,593)       $(128,175)
Foreign currency translation                                           --           84,345
Preferred shares issues for services                               18,750               --
Realized Exchange gain                                                 --          (76,490)
Gain on Sale of Subsidiary - discontinued operations                   --         (391,358)
Gain on Sale of Intellectual Properties                                --         (606,830)
Write-off of intercompany debt                                         --          364,139
Changes in operating assets and liabilities
Accounts receivable                                                 7,500          327,752
Loans receivable                                                       --          386,130
Prepaid expenses                                                                   (91,094)
Inventory                                                                          195,410
Accrued expenses                                                  (21,022)        (417,635)
                                                                ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                             (70,365)        (353,806)
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from sale of subsidiary                        --          100,000
               Proceeds from related party loan                        --          258,773
                                                                ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                       --          358,773
                                                                ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (70,365)           4,968

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  100,000           95,032
                                                                ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  29,635        $ 100,000
                                                                =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
               Interest paid                                    $      --        $      --
                                                                =========        =========
               Income taxes                                     $      --        $      --
                                                                =========        =========
NON CASH FINANCING ACTIVITIES:

               Debt converted to preferred stock                $      --        $ 230,878
                                                                =========        =========
               Conversion of preferred stock
                      to common stock                           $     595        $      --
                                                                =========        =========

   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 1 - DESCRIPTION OF COMPANY:

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. ("we", "our", "us", "24Holdings" or the "Company"). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company ("Infinicom"), acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company's operations, were devoted to supplying business customers with computer and electronics products.

On October 23, 2006 (the "Effective Date"), the Company implemented a 1 for 125 reverse stock split (the "Reverse Split") of its common stock par value $0.001 per share (the "Common Stock"). Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of our Series A Convertible
Preferred Stock, par value $0.001 (the "Preferred Stock") could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.


CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, we entered into a series of agreements with Infinicom in connection with our sale of all of the outstanding stock of 24STORE (the
"24STORE Sale") and separately, the assignment of all rights and title to certain trademarks and domain names (the "IP Assets") that we held (the "IP Assignment"). Pursuant to the terms of the 24STORE Sale, Infinicom paid us $100,000 for our 24STORE shares and pursuant to the IP Assignment, we paid for the IP Assets through a set-off against all outstanding and contingent liabilities we owed to Infinicom determined as of the closing date of the 24STORE Sale, which amounted to $603,830.

On May 26, 2005, we also entered into a Preferred Stock Purchase Agreement with Infinicom (the "Preferred Stock Agreement") pursuant to which we sold to Infinicom 344,595 shares of Preferred Stock in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of the Preferred Stock is convertible into 0.8 shares of our Common Stock at the holder's option.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R", and together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Infinicom Sale Agreement") pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 873,369 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the "Infinicom Sale"). In return, the Purchasers (i) paid to Infinicom $500,000 in cash, and (ii) agreed that upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies, to cause 24Holdings to issue to Infinicom shares of Common Stock representing 1% of the then issued and outstanding shares of Common Stock on a fully diluted basis (the "Infinicom Additional Shares"). The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

On September 30, 2005, 24Holdings and Infinicom completed the transactions contemplated in the 24STORE Sale, the IP Assignment and the Preferred Stock Agreement as described above. Infinicom forgave the $603,830 of debt 24Holdings owed to them in consideration of the IP Assignment.

Effective September 30, 2005, Infinicom completed the sale to the Purchasers, under the Infinicom Sale Agreement, of 597,693 shares of Common Stock (which represented 77.7% of the 769,226 shares of Common Stock then issued and outstanding) and 344,595 shares of Preferred Stock, constituting 83.6% in the aggregate of the then issued and outstanding Common Stock (assuming the conversion of the Preferred Stock into 275,676 shares of Common Stock). As a result, the Purchasers acquired control of 24Holdings from Infinicom, with R&R beneficially owning 698,696 shares of Common Stock (assuming the conversion by R&R of 275,676 shares of Preferred Stock into 220,541 shares of Common Stock) constituting 66.9% of the then issued and outstanding shares of Common Stock, and Moyo in the aggregate beneficially owning 174,674 shares of Common Stock (assuming the conversion by Moyo of 68,919 shares of Preferred Stock into 55,135 shares of Common Stock) constituting 16.7% of the then issued and outstanding shares of Common Stock.

Effective September 30, 2005 Urban von Euler resigned as our president and a director but remained our chief executive officer. Also, effective September 30, 2005, Larsake Sandin resigned as a director and each of Arnold P. Kling and Kirk
M. Warshaw were appointed as directors of 24Holdings. On November 21, 2005, effective with the filing of our Form 10-Q for the quarter ended September 30, 2005, Mr. von Euler resigned as chief executive officer and Mr. Kling was appointed president and treasurer and Mr. Warshaw was appointed chief financial officer and secretary. As of that same date, 24Holdings relocated its headquarters to Chatham, New Jersey.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On November 25, 2005, the Infinicom Sale Agreement was amended to provide, among other criteria, that the fair market value of the Infinicom Additional Shares would be no less than $400,000 nor more than $600,000 at the time such shares are required to be issued to Infinicom.

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to the Company. On May 12, 2006, we issued 150,000 and 100,000 shares of the Preferred Stock to Arnold P. Kling and Kirk M. Warshaw for their services as the Company's president and chief financial officer, respectively. Each share of Preferred Stock is immediately convertible, at the holder's option, into 0.8 shares of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

As a result of the aforementioned Reverse Split we now have adequate shares to facilitate the conversion of all the issued and outstanding shares of Preferred Stock into the number of shares of Common Stock into which they are convertible. Previously, because the conversion terms of the Preferred Stock would have required more shares of Common Stock to be issued than were authorized and available for issuance, $249,628 of indebtedness converted to Preferred Stock had been recorded on our balance sheet as a long term liability. As a result of the Reverse Split this amount was reclassified, pursuant to EITF 00-19, as preferred equity.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2006, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.


THE COMPANY TODAY

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

      (b) Revenue Recognition
            All revenue was generated by 24Store, the UK subsidiary, and therefore is included in Discontinued Operations.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

       (f) New Accounting Pronouncements

           FASB 157 - Fair Value Measurements


           In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
           .

NOTE 3 - OTHER RECEIVABLES - RELATED PARTY

An amount of $7,500 was agreed upon to be reimbursed to the Company by Infinicom AB for certain post-closing expenses yet to be paid. Such monies were received in March 2006.


NOTE 4 - SHAREHOLDERS' EQUITY:

On the Effective Date, the Company implemented the Reverse Split of its Common Stock. Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of Preferred Stock could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 4 - SHAREHOLDERS' EQUITY (continued):

On September 30, 2005, Moyo Partners, LLC and R&R Biotech Partners, LLC purchased 597,693 shares of Common Stock and 344,595 shares of Preferred Stock from Infinicom, AB in exchange for aggregate gross proceeds of $500,000 and 1% of our outstanding shares following the occurrence of one of several possible post-closing corporate events. The Common Stock acquired represented 77.7% of the shares of Common Stock then outstanding and together with the shares of Preferred Stock constituted 83.6% in the aggregate of the Company's then issued and outstanding Common Stock (assuming conversion of the Preferred Stock into 275,676 shares of Common Stock).

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to the Company. On May 12, 2006, the Company filed a Certificate of Amendment to the Certificate of Designation for the Preferred Stock with the Secretary of State of the State of Delaware, increasing the number of shares designated as Preferred Stock from 500,000 to 600,000 shares. As a result of this filing, the Company issued 150,000 and 100,000 shares of the Preferred Stock to Arnold Kling and Kirk
Warshaw for their services as the Company's President and Chief Financial Officer, respectively. Each share of Preferred Stock was convertible, at the holder's option, into 0.8 share of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2006, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 5 - INCOME TAXES:


                                                       2006          2005
                                                     ---------     ---------
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
    Net operating loss carry forwards                $ 310,000     $ 284,000

    Less valuation allowance                          (310,000)     (284,000)
                                                     ---------     ---------

                                                     $      --     $      --

                                                     =========     =========

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

--------------------------------------------------------------------------------
                                                           December 31,
--------------------------------------------------------------------------------
                                                      2006             2005
--------------------------------------------------------------------------------
Provision for expected federal statutory rate         (35)%            (35)%
--------------------------------------------------------------------------------
Loss for which no benefit is available or a
valuation allowance has been recorded                  35%              35%
--------------------------------------------------------------------------------
                                                       --%              --%
--------------------------------------------------------------------------------

At December 31, 2006, the Company had approximately $810,000 of net operating loss carry forwards ("NOL's") available which expires in various years beginning in 2026. The deferred tax asset and related valuation increased by $26,000 during 2006. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 and 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Currently the Company operates from the offices of its CFO and director on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.


NOTE 7 - DISCONTINUED OPERATIONS

The Company sold its UK subsidiary, 24Europe, to its Parent company, Infinicom, in exchange for a combinatioin of cash and a note payable. The sale met all the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the subsidiary have been classified as Held for Sale on the accompanying balance sheet, while the results of operations have been presented as discontinued operations for all periods presented.

The subsidiary was sold for its carrying value; no loss on disposal has been recognized and included as a component of discontinued operations.