Form 10QSB
period 2007-03-31
24HOLDINGS INC
filed 2007-05-11
CIK 1025315

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of issuer's common equity as of the last practicable date: As of May 11, 2007, there were 1,244,902 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                                 24HOLDINGS INC.
                         Quarterly Report on Form 10-QSB
                       For the Period Ended March 31, 2007

                          INDEX TO FINANCIAL STATEMENTS



PART I. FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1. FINANCIAL STATEMENTS

          Balance Sheet as of March 31, 2007 (unaudited)                       3

          Statements of Operations for the Three Months Ended
          March 31, 2007 and 2006 (unaudited)                                  4

          Statements of Cash Flows for the Three Months Ended
          March 31, 2007 and 2006 (unaudited)                                  5

          Notes To Financial Statements (unaudited)                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            10

ITEM 3.  CONTROLS AND PROCEDURES                                              11


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    11
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11
ITEM 5.  OTHER INFORMATION                                                    11
ITEM 6.  EXHIBITS                                                             11

SIGNATURES                                                                    12

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

                         Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:


                                24 HOLDINGS INC.
                                  BALANCE SHEET
                                 March 31, 2007
                                   (unaudited)

                                     ASSETS
Current Assets
      Cash and cash equivalents                                        $     21,246
                                                                       ------------
      Total current assets                                                   21,246
                                                                       ------------
      TOTAL ASSETS                                                     $     21,246
                                                                       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accrued expenses                                                 $      3,887
                                                                       ------------
            TOTAL CURRENT LIABILITIES                                         3,887
                                                                       ------------
TOTAL LIABILITIES                                                             3,887

SHAREHOLDERS' EQUITY
Convertible Preferred stock; $0.001 par value, 5,000,000 authorized,
no shares issued and oustanding                                                  --
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding                           1,245
Additional paid-in capital                                               10,662,358
Accumulated deficit                                                     (10,646,244)
                                                                       ------------

            TOTAL SHAREHOLDERS' EQUITY                                       17,359

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $     21,246
                                                                       ============


   The accompanying notes are an integral part of these financial statements.

                               24 HOLDINGS INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Three Months Ended
                                                                         March 31,
                                                                   2007           2006
                                                               --------------------------
Revenues                                                       $        --    $        --

Expenses
General and administrative                                          12,657         31,799
                                                               --------------------------
Total operating expenses                                            12,657         31,799
Net Income (Loss)                                              $   (12,657)   $   (31,799)
                                                               ==========================


Net Income (loss) per share - basic                            $     (0.01)   $     (0.04)
                                                               ==========================


Weighted average number of common shares - basic and diluted     1,244,902        769,179
                                                               ==========================


   The accompanying notes are an integral part of these financial statements.

                                24 HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                      2007            2006
                                                  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $     (12,657)  $     (31,799)
Preferred shares issues for services                         --          18,750
Accounts receivable                                          --           7,500
Decrease in accrued expenses                            (10,732)        (27,640)
                                                  -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                   (23,389)        (33,189)
                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Contributed capital                                15,000              --
                                                  -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                15,000              --
                                                  -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (8,389)        (33,189)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         29,635         100,000
                                                  -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      21,246   $      66,811
                                                  =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
      Interest paid                               $          --   $          --
                                                  =============   =============
      Income taxes                                $          --   $          --
                                                  =============   =============


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                       For the Period Ended March 31, 2007
                                   (unaudited)

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

The interim financial information as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the
"SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2007, and results of operations and cash flows for the three months ended March 31, 2007 and 2006, as applicable, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, we entered into a series of agreements with Infinicom in connection with our sale of all of the outstanding stock of 24STORE (the
"24STORE Sale") and separately, the assignment of all rights and title to certain trademarks and domain names (the "IP Assets") that we held (the "IP Assignment"). Pursuant to the terms of the 24STORE Sale and the IP Assignment, respectively, Infinicom paid us $100,000 for our 24STORE shares and, for the IP Assets, an amount to be off-set against all outstanding and contingent liabilities we owed to them as of the closing date of the 24STORE Sale, which amounted to $603,830.

On May 26, 2005, we also entered into a Preferred Stock Purchase Agreement with Infinicom (the "Preferred Stock Agreement") pursuant to which we sold to Infinicom 344,595 shares of our Preferred Stock in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of the Preferred Stock is convertible into 0.8 shares of our Common Stock at the holder's option.

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R" together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Infinicom Sale Agreement") pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 873,369 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the "Infinicom Sale"). In return, the Purchasers (i) paid to Infinicom $500,000 in cash, and (ii) agreed that upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies, to cause 24Holdings to issue to Infinicom shares of Common Stock representing 1% of the then issued and outstanding shares of Common Stock on a fully diluted basis (the "Infinicom Additional Shares"). The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                       For the Period Ended March 31, 2007
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

As of March 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                       For the Period Ended March 31, 2007
                                   (unaudited)

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2007. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Pursuant  to  SFAS  No.  107,   "Disclosures   About  Fair  Value  of  Financial
Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2006. The Company considers the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.


NOTE 4 - STOCKHOLDERS' EQUITY

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

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock in to shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of March 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                       For the Period Ended March 31, 2007
                                   (unaudited)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the FASB issued FASB Statement No. 157 - Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Since September 30, 2005 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "shell" company in as much as we have no operations, revenues or employees. We have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in 24Holdings. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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


Results Of Operations For The Three Months Ended March 31, 2007 Compared To The Three Months Ended March 31, 2006

We currently do not have any business operations and have not had any revenues during the three month periods ended March 31, 2007 and 2006.

Total general and administrative expenses for the three month period ended March 31, 2007 decreased to $12,657 as compared to $31,799 for the same period in 2006. These expenses primarily constitute professional and filing fees.


Liquidity and Capital Resources

At March 31, 2007, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At March 31, 2007, 24Holdings had cash of $21,246 and working capital of $17,359.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2007.


Item 3.  CONTROLS AND PROCEDURES

       (a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

       (b)   Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

            None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

Item 5.  OTHER INFORMATION

            None.

Item 6.  EXHIBITS

EXHIBITS:

       EXHIBIT NO.        DESCRIPTION

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

                                    24Holdings Inc

Dated: May 11, 2007                 /s/ Arnold P. Kling
                                    ----------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: May 11, 2007                 /s/ Kirk M. Warshaw
                                    ----------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)