Form 10QSB
period 2007-06-30
24HOLDINGS INC
filed 2007-08-07
CIK 1025315

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ____________


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


                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of issuer's common equity as of the last practicable date: As of August 7, 2007, there were 1,244,902 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                                 24HOLDINGS INC.
                         Quarterly Report on Form 10-QSB
                       For the Period Ended June 30, 2007

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Balance Sheet as of June 30, 2007 (unaudited)                         3

        Statements of Operations for the Three and Six Months Ended
        June 30, 2007 and 2006 (unaudited)                                    4

        Statements of Cash Flows for the Three and Six Months Ended
        June 30, 2007 and 2006 (unaudited)                                    5

        NOTES TO FINANCIAL STATEMENTS (unaudited)                             6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            10

ITEM 3. CONTROLS AND PROCEDURES                                              11


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    11
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11
ITEM 5. OTHER INFORMATION                                                    11
ITEM 6. EXHIBITS                                                             11

SIGNATURES                                                                   12

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

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                 24HOLDINGS INC.
                                  BALANCE SHEET
                                  June 30, 2007
                                   (unaudited)



                                     ASSETS
                                     ------
Current Assets
      Cash and cash equivalents                                           $     13,292
                                                                          ------------
          TOTAL CURRENT ASSETS                                                  13,292
                                                                          ------------
      TOTAL ASSETS                                                        $     13,292
                                                                          ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

Current Liabilities
      Accrued expenses                                                    $      6,387
                                                                          ------------
          TOTAL CURRENT LIABILITIES                                              6,387

                                                                          ------------
TOTAL LIABILITIES                                                         $      6,387

STOCKHOLDER'S DEFICIT
Convertible Preferred stock; $0.001 par value, 5,000,000 authorized,
no shares issued and outstanding                                          $          -
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding                              1,245
Additional paid-in capital                                                  10,662,358
Deficit accumulated during the development period                          (10,656,698)
                                                                          ------------

          TOTAL STOCKHOLDER'S DEFICIT                                     $      6,905
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                               $     13,292
                                                                          ============



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                       2007            2006             2007            2006
                                                   -----------      -----------      -----------      -----------
Revenues                                          $          -      $         -      $         -      $         -

Expenses
General and administrative                              10,454           22,556           23,111           54,335
                                                   -----------      -----------      -----------      -----------
Total operating expenses                                10,454           22,556           23,111           54,335
                                                   -----------      -----------      -----------      -----------
Net Loss                                           $   (10,454)     $   (22,556)     $   (23,111)     $   (54,335)
                                                   ===========      ===========      ===========      ===========

Weighted average number of common shares
outstanding                                          1,244,902          769,179        1,244,902          769,179
                                                   ===========      ===========      ===========      ===========

Net loss per share - basic and fully diluted       $     (0.01)     $     (0.03)     $     (0.02)     $     (0.07)
                                                   ===========      ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                           Six Months Ended
                                                      June 30,         June 30,
                                                        2007             2006
                                                     ---------        ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                             $ (23,111)       $ (54,355)
Preferred shares issues for services                         -           18,750
Changes in operating assets and
liabilities
        Accounts receivable                                  -            7,500
        Accrued expenses                                 8,232          (23,640)
                                                     ---------        ---------
NET CASH USED IN OPERATING
ACTIVITIES                                              14,879          (51,745)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING
ACTIVITIES
        Contributed capital                             15,000                -
                                                     ---------        ---------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                    15,000                -
                                                     ---------        ---------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                             29,879          (51,745)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                  29,635          100,000
                                                     ---------        ---------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                     $  59,514        $  48,255
                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS
INFORMATION
        Interest paid                                $       -        $       -
                                                     =========        =========
        Income taxes paid                            $       -        $       -
                                                     =========        =========




   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. ("we", "our", "us" or "24Holdings"). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, we underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company ("Infinicom"), acquired 91% of our outstanding stock in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of our operations, were devoted to supplying business customers with computer and electronics products.

On October 23, 2006 (the "Effective Date"), we implemented a 1 for 125 reverse stock split (the "Reverse Split") of our common stock par value $0.001 per share (the "Common Stock"). Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock") could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.

The interim financial information as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2007, and results of operations and cash flows for the three and six months ended June 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

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

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to us. On May 12, 2006, we issued 150,000 and 100,000 shares, respectively, of Preferred Stock to Arnold P. Kling and Kirk M. Warshaw for their services as our president and chief financial officer, respectively. Each share of Preferred Stock is immediately convertible, at the holder's option, into 0.8 shares of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of June 30, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of June 30, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.


NOTE 4 - STOCKHOLDERS' DEFICIT

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to us. On May 12, 2006, we filed a Certificate of Amendment to the Certificate of Designation for the Preferred Stock with the Secretary of State of the State of Delaware, increasing the number of shares designated as Preferred Stock from 500,000 to 600,000 shares. As a result of this filing, we issued 150,000 and 100,000 shares of the Preferred Stock to Arnold Kling and Kirk Warshaw for their services as our president and chief financial officer, respectively. Each share of Preferred Stock is convertible, at the holder's option, into 100 shares of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

On October 23, 2006, we effected a reverse stock split of our Common Stock. Pursuant to this reverse stock split, each 125 shares of Common Stock issued and outstanding as of the date following the reverse stock split was converted into one (1) share of Common Stock. This reverse stock split reduced the number of shares of Common Stock into which each share of Preferred Stock could be converted from 100 shares to .8 shares. All per share data has been retroactively restated to reflect this reverse stock split.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of June 30, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). Management believes SFAS No. 159 will not have a material impact on our financial statements once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practices. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS 157 will not have a material impact on our financial statements once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

We currently do not have any business operations and have not had any revenues during the three and six month periods ended June 30, 2007 and 2006, respectively.

Total general and administrative expenses for the three and six month periods ended June 30, 2007 decreased to $10,454 and $23,111, respectively, as compared to $22,556 and $54,335, respectively, for the same periods in 2006. These expenses are primarily constituted by professional and filing fees. The decrease in expenses in 2007 is due to payment for services rendered pursuant to which we issue shares of our preferred stock in 2006. The expense incurred in 2006 as a result of this issuance was $18,750 compared to $0 in 2007.


Liquidity and Capital Resources
-------------------------------

At June 30, 2007, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At June 30, 2007, 24Holdings had cash of $13,292 and working capital of $6,905.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Commitments
-----------

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2007.


ITEM 3. CONTROLS AND PROCEDURES

       (a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

       (b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS

    Exhibit No.  Description
    -----------  -----------

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

                                    24Holdings Inc

Dated: August 7, 2007               /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: August 7, 2007               /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)