Form 10QSB
period 2007-09-30
24HOLDINGS INC
filed 2007-10-11
CIK 1025315

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of issuer's common equity as of the last practicable date: As of October 11, 2007, there were 1,244,902 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

                                 24HOLDINGS INC.
                         Quarterly Report on Form 10-QSB
                     For the Period Ended September 30, 2007

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
ITEM 1. FINANCIAL STATEMENTS

        Balance Sheet as of September 30, 2007 (unaudited)                   3

        Statements of Operations for the Three and Nine Months Ended
        September 30, 2007 and 2006 (unaudited)                              4

        Statements of Cash Flows for the Nine Months Ended
        September 30, 2007 and 2006 (unaudited)                              5

        NOTES TO FINANCIAL STATEMENTS (unaudited)                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          10

ITEM 3.  CONTROLS AND PROCEDURES                                            11


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  11
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11
ITEM 5.  OTHER INFORMATION                                                  11
ITEM 6.  EXHIBITS                                                           11

SIGNATURES                                                                  12

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

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                 24HOLDINGS INC.
                                  BALANCE SHEET
                               September 30, 2007
                                   (unaudited)

                                     ASSETS
                                     ------

Current Assets
     Cash and cash equivalents                                                  $     10,876
                                                                                ------------
        TOTAL CURRENT ASSETS                                                          10,876
                                                                                ------------
     TOTAL ASSETS                                                               $     10,876
                                                                                ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

Current Liabilities
     Accrued expenses                                                           $     11,946
                                                                                ------------
        TOTAL CURRENT LIABILITIES                                                     11,946
                                                                                ------------
TOTAL LIABILITIES                                                               $     11,946

STOCKHOLDER'S DEFICIT
Convertible Preferred stock; $0.001 par value, 5,000,000 authorized,
no shares issued and outstanding                                                 $         -
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding                                    1,245
Additional paid-in capital                                                        10,662,358
Deficit accumulated during the development period                                (10,664,673)
                                                                                ------------

        TOTAL STOCKHOLDER'S DEFICIT                                             $     (1,070)
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                     $     10,876
                                                                                ============


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended                     Nine Months Ended
                                             September 30,                         September 30,
                                         2007              2006              2007               2006
                                    --------------   ---------------    -------------     ---------------
Revenues                             $         -        $         -        $         -       $         -

Expenses
General and administrative                 7,975              2,892             31,086            57,248
                                     -----------        -----------        -----------       -----------
Total operating expenses                   7,975              2,892             31,086            57,248
                                     -----------        -----------        -----------       -----------
Net Loss                             $    (7,975)       $    (2,892)       $   (31,086)      $   (57,248)
                                     ===========        ===========        ===========       ===========

Weighted average number of
common shares outstanding              1,244,902            769,179          1,244,902           769,179
                                     ===========        ===========        ===========       ===========

Net loss per share - basic and
fully diluted                        $     (0.01)       $     (0.00)       $     (0.02)      $     (0.07)
                                     ===========        ===========        ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Nine Months Ended
                                                                  September 30,                   September 30,
                                                                      2007                             2006
                                                          ------------------------------    ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (31,086)                      $ (57,248)
Preferred shares issues for services                                       -                          18,750
Changes in operating assets and liabilities
                 Accounts receivable                                       -                           7,500
                 Accrued expenses                                     (2,672)                        (31,438)
                                                                   ---------                       ---------
NET CASH USED IN OPERATING ACTIVITIES                                (33,759)                        (62,436)
                                                                   ---------                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
                 Contributed capital                                  15,000                               -
                                                                   ---------                       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             15,000                               -
                                                                   ---------                       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (18,759)                        (62,436)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                29,635                         100,000
                                                                   ---------                       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  10,876                       $  37,564
                                                                   =========                       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
                 Interest paid                                     $       -                       $       -
                                                                   =========                       =========
                 Income taxes paid                                 $       -                       $       -
                                                                   =========                       =========



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

The interim financial information as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2007, and results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC ("Moyo") and R&R Biotech Partners, LLC ("R&R", and together with Moyo, the "Purchasers") entered into a Common Stock Purchase Agreement (the "Infinicom Sale Agreement") pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 873,369 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the "Infinicom Sale"). In return, the Purchasers (i) paid to Infinicom $500,000 in cash, and (ii) agreed that upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies, to cause 24Holdings to issue to Infinicom shares of Common Stock representing 1% of the then issued and outstanding

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

As of September 30, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of September 30, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

We currently do not have any business operations and have not had any revenues during the three and nine month periods ended September 30, 2007 and 2006, respectively.

Total general and administrative expenses for the three and nine month periods ended September 30, 2007 were $7,975 and $31,086, respectively, as compared to $2,892 and $57,248, respectively, for the same periods in 2006. These expenses are primarily constituted by professional and filing fees.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At September 30, 2007, 24Holdings had cash of $10,876 and a working capital deficit of $1,070.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.


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

                                    24Holdings Inc

Dated: October 11, 2007             /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: October 11, 2007             /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)