Form 10KSB
period 2007-12-31
24HOLDINGS INC
filed 2008-02-20
CIK 1025315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

         For the year ended December 31, 2007, the issuer had no revenues.

         As of February 19, 2008, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on the NASDAQ OTC Bulletin Board of $0.51 per share) was approximately $87,481.

         The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 19, 2008 was 1,244,902 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No |X|

                                 24HOLDINGS INC.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

PART I
Item 1.     Business.........................................................  2
Item 2.     Properties.......................................................  8
Item 3.     Legal Proceedings................................................  9
Item 4.     Submission of Matters to a Vote of Security Holders..............  9

PART II
Item 5.     Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities.........  9
Item 6.     Plan of Operation................................................ 10
Item 7.     Financial Statements............................................. 11
Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 11
Item 8A(T). Controls And Procedures.......................................... 11
Item 8B.    Other Information................................................ 12

PART III
Item 9.     Directors, Executive Officers, Promoters, Control Persons
            and Corporate Governance; Compliance With Section 16(a) of
            the Exchange Act................................................. 12
Item 10.    Executive Compensation........................................... 13
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................. 14
Item 12.    Certain Relationships and Related Transactions, and Director
            Independence..................................................... 14
Item 13.    Exhibits......................................................... 15
Item 14.    Principal Accountant Fees and Services........................... 15

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

                                     PART 1

ITEM 1.  BUSINESS

THE COMPANY'S HISTORY

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. ("we", "our", "us" or "24Holdings"). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, 24Holdings underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company ("Infinicom"), acquired 91% of the outstanding stock of 24Holdings in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom's acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of 24Holding's operations, were devoted to supplying business customers with computer and electronics products.

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

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to us. On May 12, 2006, we issued 150,000 and 100,000 shares of the Preferred Stock to Arnold
P. Kling and Kirk M. Warshaw for their services as our president and chief financial officer, respectively. Each share of Preferred Stock was immediately convertible, at the holder's option, into 0.8 shares of Common Stock. Mr. Kling's services were valued at $11,250 and Mr. Warshaw's services were valued at $7,500.

As a result of the Reverse Split we had adequate shares of Common Stock to facilitate the conversion of all the issued and outstanding shares of Preferred Stock. Prior to the Reverse Split, because the conversion terms of the Preferred Stock would have required more shares of Common Stock to be issued than were authorized and available for issuance, $249,628 of indebtedness had been recorded on our balance sheet as a long term liability. As a result of the Reverse Split this amount was reclassified, pursuant to EITF 00-19, as preferred equity.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

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

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management's personal pecuniary interest and their fiduciary duty to our stockholders.
Further, our management's own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our officers and directors, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority stockholder, may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the NASDAQ OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 2.  PROPERTIES

Our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliate of Kirk Warshaw, a director and our chief financial officer and secretary. We occupy our principal offices on a month to month basis for no rent. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

                                     BID PRICE

                               High             Low
      2007

First Quarter                 $0.27           $0.27
Second Quarter                $0.27           $0.27
Third Quarter                 $1.55           $0.27
Fourth Quarter *              $0.51           $0.51



      2006

First Quarter                 $2.50           $1.25
Second Quarter                $3.75           $1.50
Third Quarter                 $3.25           $1.13
Fourth Quarter                $1.37           $0.51


* A 1 for 125 reverse stock split was effected on October 23, 2006. All prices prior to October 23, 2006 have been adjusted as if the reverse stock split had occurred at the beginning of the first quarter of 2006.

(b) Holders:

     There were 240 stockholders of record of our Common Stock as of February 15, 2008.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2007 we had cash on hand of $28,604 and working capital of $10,455. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2007, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

OPERATIONAL EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

During the year ended December 31, 2007, we incurred $44,562 of operating expenses and for the year ended December 31, 2006, our operating expenses were $75,593. During both periods the expenses resulted primarily from accounting/auditing, legal and SEC report filing expenses.

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

ITEM 8A(T). CONTROLS AND PROCEDURES.

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

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within 24Holdings have been detected.

       (b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

       (c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and directors as of February 15, 2008:

Name                   Age    Title
-------                ---    -----

Arnold P. Kling        49     President, treasurer and director
Kirk M. Warshaw        49     Chief financial officer, secretary and director

ARNOLD P. KLING. Mr. Kling has served as a director since September 2005 and as our president and treasurer since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company) and Newtown Lane Marketing, Incorporated (OTCBB:NWLM).

KIRK M. WARSHAW. Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), the chief financial officer of Newtown Lane Marketing, Incorporated (OTCBB:NWLM), and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

COMPENSATION AND AUDIT COMMITTEES

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending December 31, 2007 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 15, 2008 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

                                               SHARES OF COMMON
                                              STOCK BENEFICIALLY   PERCENTAGE OF
               NAME OF BENEFICIAL OWNER           OWNED (1)          OWNERSHIP
--------------------------------------------  ------------------   -------------
R&R Biotech Partners, LLC
1270 Avenue of the Americas - 16th Floor
New York, NY 10020
Attention: Thomas Pinou, CFO                        698,696           56.1%

Moyo Partners, LLC (2)
c/o Arnold P. Kling
712 Fifth Avenue - 11th Floor
New York, NY 10019                                  174,674           14.0%

Arnold P. Kling (3)
712 Fifth Avenue - 11th Floor
New York, NY 10019                                  294,674           23.7%

Kirk M. Warshaw (4)
47 School Avenue
Chatham, NJ 07928                                    80,000            6.4%

All Directors and Officers (2 persons) as a group   374,674           30.1%
-------------------------------------------------

   (1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February 15, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Our Board of Directors consists of Arnold Kling and Kirk Warshaw. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, R&R Biotech Partners, LLC made a $40,000 capital contribution to us.

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

   (3) Previously filed as an Exhibit in the company's Annual Report on Form 10-K, filed on February 21, 2001, and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES:

We incurred audit and financial statement review fees totaling $7,500 and $7,500 to Sherb, our current independent accountants, for the years ended December 31, 2007 and 2006, respectively.

AUDIT-RELATED FEES:

NONE.

TAX FEES:

We incurred tax preparation fees totaling $1,500 and $1,500 to Sherb, our current independent accountants for the years ended December 31, 2007 and 2006, respectively.

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

                                    24HOLDINGS INC.

Date: February 19, 2008

                                    By: /S/ARNOLD P. KLING
                                    -------------------------------
                                    Arnold P. Kling, President

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2008

                                    By: /S/ARNOLD P. KLING
                                    ------------------------
                                    Arnold P. Kling, President and Director
                                    (Principal Executive Officer)

Date: February 19, 2008

                                    By: /S/KIRK M. WARSHAW
                                     -----------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    and Director
                                    (Principal Financial and Accounting Officer)

                                 24HOLDINGS INC.

                                      INDEX

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

Balance Sheet as of December 31, 2007                                        F-3

Statements of Operations for Years Ended December 31, 2007 and 2006          F-4

Statement of Shareholders' Equity Years Ended December 31, 2007 and 2006     F-5

Statements of Cash Flows Years Ended December 31, 2007 and 2006              F-6

Notes to Financial Statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Directors
24Holdings Inc.
Chatham, New Jersey

We have audited the accompanying balance sheet of 24Holdings Inc. as of December 31, 2007, and the related statements of operations, shareholders' equity (deficit), cash flows for each of the years then ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years then ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.




                                             /s/ Sherb & Co., LLP

Certified Public Accountants
New York, New York
February 15, 2008

                                 24HOLDINGS INC.
                                  BALANCE SHEET
                                December 31, 2007

                                     ASSETS

Current Assets
     Cash and cash equivalents                                 $      28,604
                                                              ------------------
     Total current Assets                                             28,604
                                                              ------------------
     TOTAL ASSETS                                              $      28,604
                                                              ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accrued expenses                                          $      18,149
                                                              ------------------
        TOTAL CURRENT LIABILITIES                                     18,149
                                                              ------------------
     TOTAL LIABILITIES                                                18,149

SHAREHOLDERS' EQUITY
Convertible Preferred stock; $0.001 par value, 5,000,000
authorized, no shares issued and outstanding                               -
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding                    1,245
Additional paid-in capital                                        10,687,358
Accumulated deficit                                              (10,678,148)
                                                              ------------------


        TOTAL SHAREHOLDERS' EQUITY                                    10,455
                                                              ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $      28,604
                                                              ==================


The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF OPERATIONS

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                    2007            2006
                                            ---------------------------------
Revenues                                     $        -         $        -

Expenses
General and administrative                          44,562            75,593
                                            ---------------------------------
Total operating expenses                            44,562            75,593

Net Loss                                     $     (44,562)     $    (75,593)
                                            =================================

Net loss per share - basic and diluted       $       (0.04)            (0.09)
                                            =================================

Weighted average number of common shares
- basic and diluted                              1,244,902      $    842,407
                                            =================================


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                                          TOTAL
                                        PREFERRED STOCK             COMMON STOCK        ADDITIONAL                    SHAREHOLDERS'
                                   ------------------------- ---------------------------  PAID-IN        ACCUMULATED     EQUITY
                                       SHARES      AMOUNT         SHARES    AMOUNT        CAPITAL          DEFICIT      (DEFICIT)
                                   ------------------------------------------------------------------------------------------------
Balance at December 31, 2005               -     $     -         769,226  $      769    $ 10,398,206    $(10,557,993)   $  (159,018)

Reclassification of Debt into
Preferred Stock                         594,879         595                                  249,033                        249,628

Conversion of Preferred Stock
into Common                            (594,879)       (595)     475,676         476             119            -              -

Net loss for year ended
December 31, 2006                          -           -           -           -               -            (75,593)        (75,593)
                                   ------------------------------------------------------------------------------------------------


Balance at December 31, 2006                -           -      1,244,902       1,245      10,647,358     (10,633,586)        15,017

Capital Contribution                        -           -           -           -             40,000                         40,000

Net loss for year ended
December 31, 2007                           -           -           -           -                            (44,562)       (44,562)
                                   ------------------------------------------------------------------------------------------------

Balance at December 31, 2007                -   $       -      1,244,902  $    1,245    $ 10,687,358    $(10,678,148)   $    10,455
                                   ================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS

                                                            Year Ended
                                                   December 31,     December 31,
                                                       2007            2006
                                                  -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                               (44,562)        (75,593)

Preferred shares issues for services                      -             18,750
Changes in operating assets and liabilities

Accounts receivable                                       -              7,500

Increase (decrease) in accrued expenses                  3,530         (21,022)
                                                  -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES                  (41,032)        (70,365)
                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

                         Investing Activities             -                -
                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

                         Contributed Capital            40,000             -
                                                  -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               40,000             -
                                                  -------------    -------------


NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,032)        (70,364)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          29,636         100,000
                                                  -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $   28,604      $   29,636
                                                  =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
                         Interest paid              $     -         $      -
                                                  =============    =============
                         Income taxes               $     -         $      -
                                                  =============    =============

   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006


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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006


NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006


NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

As a result of the Reverse Split we had adequate shares of Common Stock to facilitate the conversion of all the issued and outstanding shares of Preferred Stock. Prior to the Reverse Split, because the conversion terms of the Preferred Stock would have required more shares of Common Stock to be issued than were authorized and available for issuance, $249,628 of indebtedness had been recorded on our balance sheet as a long term liability. As a result of the Reverse Split this amount was reclassified, pursuant to EITF 00-19, as preferred equity.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year ended December 31, 2007, R&R Biotech Partners, LLC made a $40,000 capital contribution to the Company.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006

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

     (a) Use of Estimates:

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

     (b) Statements of Cash Flows:

            For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     (c) Earnings (Loss) Per Share:

            Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive. We currently have no options or contracts to issue shares of common stock outstanding.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

     (f) Equity Based Compensation

         The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

         In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by the Company was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     (g) New Accounting Pronouncements

         FASB 141(revised 2007) - Business Combinations

         In  December  2007,  the FASB issued FASB  Statement  No. 141  (revised
         2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

         This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

         This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

         This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted until the Company effectuates a merger or acquisition with a yet-to-be identified operating company or business.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     (g) New Accounting Pronouncements (continued):

         FASB  160  -   Noncontrolling   Interests  in  Consolidated   Financial
         Statements - an amendment of ARB No. 51

         In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

         This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

         A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     (g) New Accounting Pronouncements (continued):

         the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

         This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 4 - SHAREHOLDERS' EQUITY(continued):

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

As of December 31, 2007, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year, the majority stockholder contributed an additional $40,000 to the Company.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 5 - INCOME TAXES:


                                                2007              2006
                                              ---------        ---------
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:

    Net operating loss carry forwards         $ 325,000        $ 310,000

    Less valuation allowance                   (325,000)        (310,000)
                                              ---------        ---------
                                                  -                -
                                              =========        =========

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

                                                      December 31,
                                                   2007          2006
Provision for expected federal statutory rate     (35)%          (35)%
Loss for which no benefit is available or a         35%            35%
valuation allowance has been recorded
                                                    --%            --%

At December 31, 2007, the Company had approximately $930,000 of net operating loss carry forwards ("NOL's") available which expires in various years beginning in 2027. The deferred tax asset and related valuation increased by $15,000 during 2007. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL's may be reduced in the future if the Company is successful in establishing a new business.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Currently the Company operates from the offices of its CFO and director on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.