Form 10-Q
period 2008-03-31
24HOLDINGS INC
filed 2008-04-24
CIK 1025315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

                        Commission file number: 000-22281

                                 24HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                            33-0726608
     (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)                  Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated filer [_]              Accelerated filer [_]
     Non-accelerated filer   [_]              Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                   Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer's common stock, par value $.001 per share, outstanding as of April 24, 2008.

                                 24HOLDINGS INC.
                          Quarterly Report on Form 10-Q
                       For the Period Ended March 31, 2008

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2008 (unaudited)                       3

         Statements of Operations for the Three Months Ended
         March 31, 2008 and 2007 (unaudited)                                  4

         Statements of Cash Flows for the Three Months Ended
         March 31, 2008 and 2007 (unaudited)                                  5

         NOTES TO FINANCIAL STATEMENTS (unaudited)                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                            11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          12

ITEM 4T. CONTROLS AND PROCEDURES                                             12

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                            12

SIGNATURES                                                                   13


                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to 24Holdings Inc., a Delaware corporation, and its predecessors.

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                 24HOLDINGS INC.
                                  BALANCE SHEET
                                 March 31, 2008
                                   (unaudited)

                                     ASSETS
                                     ------

Current Assets

   Cash and cash equivalents                                       $     24,446
                                                                   ------------
      TOTAL CURRENT ASSETS                                               24,446
                                                                   ------------
   TOTAL ASSETS                                                    $     24,446
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

Current Liabilities

   Accrued expenses                                                $     19,145
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                          19,145
                                                                   ------------
TOTAL LIABILITIES                                                        19,145

STOCKHOLDER'S EQUITY
Convertible Preferred stock; $0.001 par value, 5,000,000
authorized, no shares issued and outstanding                                 --
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding                       1,245
Additional paid-in capital                                           10,687,358
Accumulated deficit                                                 (10,683,302)
                                                                   ------------


       TOTAL STOCKHOLDER'S EQUITY                                         5,301
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $     24,446
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2008            2007
                                                     ----------      ----------
Revenues
                                                     $       --      $       --
                                                     ----------      ----------

Expenses
General and administrative                                5,154          12,657
                                                     ----------      ----------

Total operating expenses                                  5,154          12,657
                                                     ----------      ----------
Net Loss                                             $   (5,154)     $  (12,657)
                                                     ==========      ==========

Weighted average number of
common shares outstanding                             1,244,902       1,244,902
                                                     ==========      ==========

Net loss per share - basic and
fully diluted                                        $     (0.0)     $    (0.01)
                                                     ==========      ==========




   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Three Months Ended
                                                               March 31
                                                          2008          2007
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $   (5,154)   $  (12,657)
Decrease in Accrued expenses                                  996       (10,732)
                                                       ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                      (4,158)      (23,389)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital                                            --        15,000
                                                       ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      --        15,000
                                                       ----------    ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  (4,158)       (8,389)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           28,604        29,635
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   24,446    $   21,246
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION


Interest paid                                          $       --    $       --
                                                       ==========    ==========
Income taxes paid
                                                       $       --    $       --
                                                       ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)

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

The interim financial information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2008, and results of operations and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)

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

As of March 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2008. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of March 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2007, a stockholder contributed an additional $40,000 to the Company.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

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

FASB 160 - Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)

Note 5 - New Accounting Pronouncements (continued):

information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities - Issued March 2008

Management does not believe that this standard will have a material effective on the accompanying financial statements once effective.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We currently do not have any business operations and have not had any revenues during the three month periods ended March 31, 2008 and 2007, respectively.

Total general and administrative expenses for the three month periods ended March 31, 2008 were $5,154 as compared to $12,657 for the same periods in 2007. These expenses are primarily constituted by professional and filing fees. The decrease in expenses in 2007 is due to a decline in our professional fees.


Liquidity and Capital Resources
-------------------------------

At March 31, 2008, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At March 31, 2008, 24Holdings had cash of $24,446 and working capital of $5,301.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Commitments
-----------

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES.

     (A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

       31.1 Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    24Holdings Inc

Dated: April 24, 2008               /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: April 24, 2008               /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)