Form 10-Q
period 2008-06-30
24HOLDINGS INC
filed 2008-07-31
CIK 1025315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 for the quarterly period ended: June 30, 2008

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

Large Accelerated filer  [ ]                    Accelerated filer [ ]
Non-accelerated filer  [ ]                      Smaller reporting company [X]


Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer's common stock, par value $.001 per share, outstanding as of July 29, 2008.

                                 24HOLDINGS INC.
                          Quarterly Report on Form 10-Q
                       For the Period Ended June 30, 2008

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007     3

         Statements of Operations for the Three and Six Months Ended
         June 30, 2008 and 2007 (unaudited)                                       4

         Statements of Cash Flows for the Six Months Ended
         June 30, 2008 and 2007 (unaudited)                                       5

         NOTES TO FINANCIAL STATEMENTS (unaudited)                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION                                                11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              12

ITEM 4T. CONTROLS AND PROCEDURES                                                 12

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                                12

SIGNATURES                                                                       13


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

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                          24HOLDINGS INC
                                          BALANCE SHEETS

                                                                           JUNE 30, 2008     DECEMBER 31,
                                                                            (UNAUDITED)        2007
                                                                            ------------    ------------
                                     ASSETS
Current Assets
     Cash and cash equivalents                                              $     10,261    $     28,604
                                                                            ------------    ------------
                  TOTAL CURRENT ASSETS                                            10,261          28,604
                                                                            ------------    ------------
     TOTAL ASSETS                                                           $     10,261    $     28,604
                                                                            ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities

           Accrued expenses                                                 $      9,711    $     18,149
                                                                            ------------    ------------
                  TOTAL CURRENT LIABILITIES                                        9,711          18,149
                                                                            ------------    ------------
     TOTAL LIABILITIES                                                      $      9,711    $     18,149

     STOCKHOLDERS' EQUITY
     Convertible Preferred stock; $0.001 par value, 5,000,000 authorized,
     no shares issued and outstanding                                       $          -    $          -
     Common stock, $.001 par value; 100,000,000 shares
     authorized, 1,244,902 shares issued and outstanding                           1,245           1,245
     Additional Paid-in Capital                                               10,687,358      10,687,358
     Deficit accumulated during the developmental period                     (10,688,053)    (10,678,148)
                                                                            ------------    ------------
                      TOTAL STOCKHOLDERS' EQUITY                                     550          10,455
                                                                            ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     10,261    $     28,604
                                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended                      Six Months Ended
                                             June 30,                               June 30,
                                       2008              2007               2008              2007
                                  -----------------------------          ---------------------------------
Revenues                          $        -         $        -          $        -             $        -

Expenses
General and administrative             4,750             10,454               9,904                 23,111
                                  -----------        -----------         -----------            -----------
Total operating expenses               4,750             10,454               9,904                 23,111
                                  -----------        -----------         -----------            -----------
Net Loss                          $   (4,750)        $  (10,454)         $   (9,904)            $  (23,111)
                                  ===========        ===========         ===========            ===========
Weighted average number of
common shares outstanding          1,244,902          1,244,902           1,244,902              1,244,902
                                  ===========        ===========         ===========            ===========
Net loss per share - basic and
fully diluted                     $    (0.00)        $    (0.01)         $    (0.01)            $    (0.02)
                                  ===========        ===========         ===========            ===========



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                          June 30
                                                              2008                      2007
                                                          ------------              ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (9,904)               $ (23,111)
Decrease in Accrued expenses                                   (8,439)                  (8,232)
                                                          ------------              ------------
NET CASH USED IN OPERATING ACTIVITIES                         (18,343)                 (31,343)
                                                          ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                               -                        -
                                                          ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital                                                 -                   15,000
                                                          ------------              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           -                   15,000
                                                          ------------              ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (18,343)                 (16,343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               28,604                   29,635
                                                          ------------              ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   10,261                $  13,292
                                                          ============              =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid                                              $        -                $       -
                                                          ============              =============
Income taxes paid                                          $        -                $       -
                                                          ============              =============



   The accompanying notes are an integral part of these financial statements.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)

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

The interim financial information as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, have been made. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)

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

As of June 30, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of June 30, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of June 30, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2007, a stockholder contributed an additional $40,000 to the Company.

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)

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

                                 24HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (unaudited)

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

We currently do not have any business operations and did not have any revenues during the six month periods ended June 30, 2008 and 2007, respectively.

Total general and administrative expenses for the three month periods ended June 30, 2008 and 2007 were $4,750 and $10,454, respectively. Total general and administrative expenses for the six month periods ended June 30, 2008 and 2007 were $9,904 and $23,111, respectively. These expenses are primarily constituted by professional and filing fees. The decrease in expenses in 2007 is due to a decline in our professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At June 30, 2008, 24Holdings had cash of $10,261 and working capital of $550.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

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

                                 24Holdings Inc

Dated: July 29, 2008             /s/ Arnold P. Kling
                                 --------------------------------------------
                                 Arnold P. Kling, President
                                 (Principal Executive Officer)

Dated: July 29, 2008             /s/ Kirk M. Warshaw
                                 --------------------------------------------
                                 Kirk M. Warshaw, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)