Form 10-Q
period 2008-09-30
24HOLDINGS INC
filed 2008-11-05
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-22281

24Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0726608
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

47 School Avenue
Chatham, NJ 07928
(Address of principal executive offices)

973-635-4047
(Issuer’s telephone number)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 5, 2008.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2008

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to 24Holdings Inc., a Delaware corporation, and its predecessors.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC
BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$19,064	$28,604

TOTAL CURRENT ASSETS	19,064	28,604

TOTAL ASSETS	$19,064	$28,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$8,276	$18,149

TOTAL CURRENT LIABILITIES	8,276	18,149

TOTAL LIABILITIES	$8,276	$18,149

STOCKHOLDERS’ EQUITY
Convertible Preferred stock; $0.001 par value, 5,000,000 authorized, no shares issued and outstanding	$—	$—
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,702,358	10,687,358
Deficit accumulated during the developmental period	(10,692,815)	(10,678,148)

TOTAL STOCKHOLDERS’ EQUITY	10,788	10,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,064	$28,604

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$—	$—	$—	$—

Expenses
General and administrative	4,762	7,975	14,666	31,086

Total operating expenses	4,762	7,975	14,666	31,086

Net Loss	$(4,762)	$(7,975)	$(14,666)	$(31,086)

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	1,244,902	1,244,902	1,244,902	1,244,902

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,666)	$(31,086)
Decrease in Accrued expenses	(9,873)	(2,672)

NET CASH USED IN OPERATING ACTIVITIES	(24,540)	(33,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	15,000	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	15,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,540)	(18,759)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,604	29,635

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,064	$10,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us” or “24Holdings”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited (“24STORE”). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, we underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company (“Infinicom”), acquired 91% of our outstanding stock in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of our operations, were devoted to supplying business customers with computer and electronics products.

On October 23, 2006 (the “Effective Date”), we implemented a 1 for 125 reverse stock split (the “Reverse Split”) of our common stock par value $0.001 per share (the “Common Stock”). Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock, par value $.001 per share (the “Preferred Stock”) could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.

The interim financial information as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, have been made. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

CHANGE OF OWNERSHIP TRANSACTIONS

On May 26, 2005, we entered into a series of agreements with Infinicom in connection with our sale of all of the outstanding stock of 24STORE (the “24STORE Sale”) and separately, the assignment of all rights and title to certain trademarks and domain names (the “IP Assets”) that we held (the “IP Assignment”). Pursuant to the terms of the 24STORE Sale, Infinicom paid us $100,000 for our 24STORE shares and pursuant to the IP Assignment, we paid for the IP Assets through a set-off against all outstanding and contingent liabilities we owed to Infinicom determined as of the closing date of the 24STORE Sale, which amounted to $603,830.

On May 26, 2005, we also entered into a Preferred Stock Purchase Agreement with Infinicom (the “Preferred Stock Agreement”) pursuant to which we sold to Infinicom 344,595 shares of our Preferred Stock in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of the Preferred Stock is convertible into 0.8 shares of our Common Stock at the holder’s option.

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC (“Moyo”) and R&R Biotech Partners, LLC (“R&R”, and together with Moyo, the “Purchasers”) entered into a Common Stock Purchase Agreement (the “Infinicom Sale Agreement”) pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 873,369 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the “Infinicom Sale”). In return, the Purchasers (i) paid to Infinicom $500,000 in cash, and (ii) agreed that upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies, to cause 24Holdings to issue to Infinicom shares of Common Stock representing 1% of the then issued and outstanding

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

shares of Common Stock on a fully diluted basis (the “Infinicom Additional Shares”). The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

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

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to us. On May 12, 2006, we issued 150,000 and 100,000 shares, respectively, of Preferred Stock to Arnold P. Kling and Kirk M. Warshaw for their services as our president and chief financial officer, respectively. Each share of Preferred Stock is immediately convertible, at the holder’s option, into 0.8 shares of Common Stock. Mr. Kling’s services were valued at $11,250 and Mr. Warshaw’s services were valued at $7,500.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of September 30, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business and is currently considered a “shell” or blank check company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2008. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

NOTE 4 – STOCKHOLDERS’ EQUITY

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to us. On May 12, 2006, we filed a Certificate of Amendment to the Certificate of Designation for the Preferred Stock with the Secretary of State of the State of Delaware, increasing the number of shares designated as Preferred Stock from 500,000 to 600,000 shares. As a result of this filing, we issued 150,000 and 100,000 shares of the Preferred Stock to Arnold Kling and Kirk Warshaw for their services as our president and chief financial officer, respectively. Each share of Preferred Stock is convertible, at the holder’s option, into 100 shares of Common Stock. Mr. Kling’s services were valued at $11,250 and Mr. Warshaw’s services were valued at $7,500.

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

As of September 30, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2008 and 2007, a stockholder contributed an additional $15,000 and $40,000, respectively, to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

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
September 30, 2008
(unaudited)

Note 5 - New Accounting Pronouncements (continued):

information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Since September 30, 2005 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “shell” company in as much as we have no operations, revenues or employees. We have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in 24Holdings. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

We currently do not have any business operations and did not have any revenues during the nine month periods ended September 30, 2008 and 2007, respectively.

Total general and administrative expenses for the three month periods ended September 30, 2008 and 2007 were $4,762 and $7,975, respectively. Total general and administrative expenses for the nine month periods ended September 30, 2008 and 2007 were $14,666 and $31,086, respectively. These expenses are primarily constituted by professional and filing fees. The decrease in expenses in 2008 is due to a decline in our professional fees.

Liquidity and Capital Resources

At September 30, 2008, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At September 30, 2008, 24Holdings had cash of $19,064 and working capital of $10,788.

24Holdings’s present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

          (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

24Holdings Inc

Dated: November 5, 2008	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 5, 2008	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)