Form 10-K
period 2008-12-31
24HOLDINGS INC
filed 2009-02-23
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-22281

24HOLDINGS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0726608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47 School Avenue
Chatham, New Jersey 07928
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:      (973) 635-4047

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     For the year ended December 31, 2008, the issuer had no revenues.

     As of February 19, 2009, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on the NASDAQ OTC Bulletin Board of $0.75 per share) was approximately $128,649.

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of February 20, 2009 was 1,244,902 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

24HOLDINGS INC.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to 24Holdings Inc.

PART 1

ITEM 1.      BUSINESS.

THE COMPANY’S HISTORY

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us” or “24Holdings”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, 24Holdings underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company (“Infinicom”), acquired 91% of the outstanding stock of 24Holdings in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of 24Holding's operations, were devoted to supplying business customers with computer and electronics products.

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

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC (“Moyo”) and R&R Biotech Partners, LLC (“R&R”, and together with Moyo, the “Purchasers”) entered into a Common Stock Purchase Agreement (the “Infinicom Sale Agreement”) pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 873,369 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the “Infinicom Sale”). In return, the Purchasers (i) paid to Infinicom $500,000 in cash, and (ii) agreed that upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies, to cause 24Holdings to issue to Infinicom shares of Common Stock representing 1% of the then issued and outstanding shares of Common Stock on a fully diluted basis (the “Infinicom Additional Shares”). The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

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

As of December 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a onetime option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

ITEM 1A.      RISK FACTORS.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our shareholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our shareholders. In addition, Messrs. Kling and Warshaw, our officers and directors, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority shareholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC, a registered broker-dealer and affiliate of our majority shareholder (“Rodman & Renshaw”), may act as investment banker, placement agent or financial consultant to us in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our shareholders will not develop.

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

CURRENT SHAREHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 98,755,098 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING SHAREHOLDER.

R&R beneficially owns over 56% of the outstanding shares of our Common Stock. As a result, this shareholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange (such as the NYSE Alternext US or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

Our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 for to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB market under the symbol "TWFH". The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low
2008
First Quarter	$0.51	$0.35
Second Quarter	$0.40	$0.35
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.60	$0.35

2007
First Quarter	$0.27	$0.27
Second Quarter	$0.27	$0.27
Third Quarter	$1.55	$0.27
Fourth Quarter	$0.51	$0.51

(b) Holders. As of February 20, 2009, there were 223 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.      SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2008 we had cash on hand of $16,339 and negative working capital of $5,462. Since we have no revenue or plans to generate any revenue, when our accrued expenses exceed our cash on-hand we will be dependent upon loans or contributions of capital to fund obligations in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses For The Fiscal Year Ended December 31, 2008 Compared To The Fiscal Year Ended December 31, 2007

Because we have not had any business operations since September 30, 2005, we had no revenues during the years ended December 31, 2008 and 2007, respectively. Total expenses for the years ended December 31, 2008 decreased to $30,916, as compared to $44,562 for the same period in 2007. The expenses incurred in 2008 and 2007 constituted professional and filing fees. The decrease in expenses in 2008 is related to a decrease in legal fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us. At December 31, 2008, we had cash of $16,339 and negative working capital of $5,462.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer, who are our sole officers and directors, concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.”

     (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 20, 2009:

Name	Age	Title
-------	-----	------
Arnold P. Kling	50	President, treasurer and director
Kirk M. Warshaw	50	Chief financial officer, secretary and director

Arnold P. Kling. Mr. Kling has served as a director since September 2005 and as our president and treasurer since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Newtown Lane Marketing, Incorporated (OTCBB:NTWN) and Mattmar Minerals, Inc. (OTCBB:MTTM).

Kirk M. Warshaw. Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Newtown Lane Marketing, Incorporated (OTCBB:NTWN), and Mattmar Minerals, Inc. (OTCBB:MTTM) and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.      EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 20, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

	Shares of
	Common Stock
	Beneficially	Percentage of
Name of Beneficial Owner	Owned (1)	Ownership
R&R Biotech Partners, LLC
1270 Avenue of the Americas – 20th Floor
New York, NY 10020
Attention: David Horin, CFO	698,696	56.1%

Moyo Partners, LLC (2)
c/o Arnold P. Kling
712 Fifth Avenue – 11th Floor
New York, NY 10019	174,674	14.0%

Arnold P. Kling (3)
712 Fifth Avenue – 11th Floor
New York, NY 10019	294,674	23.7%

Kirk M. Warshaw (4)
47 School Avenue
Chatham, NJ 07928	80,000	6.4%

All Directors and Officers (2 persons) as a group	374,674	30.1%

(1)
Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February 20, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and a director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Includes all the shares held by Moyo Partners, LLC.

(4)	Mr. Warshaw is our chief financial officer, secretary and a director.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Our Board of Directors consists of Arnold Kling and Kirk Warshaw. Neither of them are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2008 and in January 2009, R&R Biotech Partners, LLC made a $15,000 and $2,500 capital contribution to us, respectively.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP (“Sherb & Co.”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sherb & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,500 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Sherb & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Sherb & Co. for professional services for tax compliance, tax advice, and tax planning were $1,500 and $1,500 for the fiscal years ended December 31, 2008 and 2007, respectively. These fees were incurred for the preparation of our tax returns.

All Other Fees

There were no fees billed by Sherb & Co. for other products and services for the fiscal years ended December 31, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

  Report of Independent Registered Public Accounting Firm (Sherb & Co.-2008 and 2007)Balance Sheets at December 31, 2008 and 2007

  Statements of Operations for the years ended December 31, 2008 and 2007

  Statements of Changes in Shareholders’ Equity (Deficit) for the period from December 31, 2005 to December 31, 2008

  Statements of Cash Flows for the years ended December 31, 2008 and 2007

  Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
No.	Description

3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value(1)

3.2	Certificate of Incorporation (2)

3.3	Certificate of Amendment of the Certificate of Incorporation dated October 20, 1999 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation dated April 1, 2001 (2)

3.5	By-Laws of the Company(3)

3.6	Certificate of Amendment of the Bylaws of the Company (3)

3.7	Certificate of Amendment of the Certificate of Incorporation dated October 11, 2006 (5)

4.1	Form of Common Stock Certificate(4)

10.1	Occupancy Agreement between 24Holdings and Kirk M. Warshaw, LLC *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

____________________________
*Included herewith

(1)	Previously filed as an Exhibit in the company’s Current Report on Form 8-K, filed on October 6, 2005, and incorporated herein by reference.

(2)	Previously filed as an Exhibit in the company’s Annual Report on Form 10-K, filed on April 13, 2001, and incorporated herein by reference.

(3)	Previously filed as an Exhibit in the company’s Annual Report on Form 10-K, filed on February 21, 2001, and incorporated herein by reference.

(4)	Previously filed as an Exhibit in the company’s Registration Statement on Form SB-2 (Registration No. 333-15129), filed on October 30, 1996 and incorporated herein by reference.

(5)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-QSB for the period ended September 30, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc.
Date: February 20, 2009
By: /s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2009

By: /s/Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: February 20, 2009

By: /s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

24Holdings Inc.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the years ended December 31, 2008 and 2007	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the period from
December 31, 2005 to December 31, 2008	F-5

Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders’ and Directors
24Holdings Inc.
Chatham, New Jersey

We have audited the accompanying balance sheets of 24Holdings Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity (deficit), cash flows for each of the years then ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY
February 13, 2009

24HOLDINGS INC.
BALANCE SHEETS

	December 31
ASSETS	2008	2007

Cash	$16,339	$28,604

TOTAL ASSETS	$16,339	$28,604

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$21,800	$18,149

TOTAL CURRENT LIABILITIES	21,800	18,149

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000
authorized in 2008 and 2007 respectively, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued
and outstanding for 2008 and 2007, respectively	1,245	1,245
Additional paid-in capital	10,702,358	10,687,358
Deficit accumulated during the development stage	(10,709,064)	(10,678,148)
Total shareholders' equity (deficit)	(5,461)	10,455

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)	$16,339	$28,604

The accompanying notes are an integral part of these financial statements.

     24HOLDINGS INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2008	2007
Revenues	$-	$-

Expenses
General and administrative	30,916	44,562
Total expenses	30,916	44,562
Net loss	$(30,916)	$(44,562)

Basic and diluted loss per share	$(0.02)	$(0.04)

Weighted average number of common
shares – basic and diluted	1,244,902	1,244,902

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

							Total
					Additional		Shareholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2006	-	$-	1,244,902	$1,245	$10,647,358	$(10,633,586)	$15,017
Capital Contribution	-	-	-	-	40,000	-	40,000
Net loss for year ended December 31, 2007	-	-	-	-	-	(44,562)	(44,562)
Balance at December 31, 2007	-	-	1,244,902	1,245	10,687,358	(10,678,148)	10,455
Capital Contribution	-	-	-	-	15,000	-	15,000
Net loss for year ended December 31, 2008	-	-	-	-	-	(30,916)	(30,916)
Balance at December 31, 2008	-	$-	1,244,902	$1,245	$10,702,358	$(10,709,064)	$(5,461)

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,916)	$(44,562)
Preferred shares issues for services	-	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Increase (decrease) in accrued expenses	3,651	3,530
NET CASH USED IN OPERATING ACTIVITIES	(27,265)	(41,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	15,000	40,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	40,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,265)	(1,032)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR	28,604	29,636
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,339	$28,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF COMPANY:

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us”, “24Holdings” or the “Company”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company (“Infinicom”), acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company's operations, were devoted to supplying business customers with computer and electronics products.

On October 23, 2006 (the “Effective Date”), the Company implemented a 1 for 125 reverse stock split (the “Reverse Split”) of its common stock par value $0.001 per share (the “Common Stock”). Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of our Series A Convertible Preferred Stock, par value $0.001 (the “Preferred Stock”) could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On May 26, 2005, we also entered into a Preferred Stock Purchase Agreement with Infinicom (the “Preferred Stock Agreement”) pursuant to which we sold to Infinicom 344,595 shares of Preferred Stock in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of the Preferred Stock is convertible into 0.8 shares of our Common Stock at the holder’s option.

On May 26, 2005, Infinicom, 24Holdings, Moyo Partners, LLC (“Moyo”) and R&R Biotech Partners, LLC (“R&R”, and together with Moyo, the “Purchasers”) entered into a Common Stock Purchase Agreement (the “Infinicom Sale Agreement”) pursuant to which, Infinicom agreed to sell to the Purchasers an aggregate of 873,369 shares of Common Stock (which included shares issuable upon conversion of the Preferred Stock) which represented approximately 83.6% of the then issued and outstanding shares of Common Stock (the “Infinicom Sale”). In return, the Purchasers (i) paid to Infinicom $500,000 in cash, and (ii) agreed that upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies, to cause 24Holdings to issue to Infinicom shares of Common Stock representing 1% of the then issued and outstanding shares of Common Stock on a fully diluted basis (the “Infinicom Additional Shares”). The consummation of the Infinicom Sale was contingent on the contemporaneous closing of the 24STORE Sale and the IP Assignment.

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
YEARS ENDED DECEMBER 31, 2008 and 2007

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

On November 25, 2005, the Infinicom Sale Agreement was amended to provide, among other criteria, that the fair market value of the Infinicom Additional Shares would be no less than $400,000 or more than $600,000 at the time such shares are required to be issued to Infinicom.

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

As of December 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year ended December 31, 2008, R&R Biotech Partners, LLC made a $15,000 capital contribution to the Company. Subsequent to December 31, 2008, R&R made an additional capital contribution of $2,500.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF COMPANY (continued):

THE COMPANY TODAY

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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
YEARS ENDED DECEMBER 31, 2008 and 2007

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
The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by the Company was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

(g)	New Accounting Pronouncements
All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT):

On the Effective Date, the Company implemented the Reverse Split of its Common Stock. Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date were converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of Preferred Stock could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.

On September 30, 2005, Moyo Partners, LLC and R&R Biotech Partners, LLC purchased 597,693 shares of Common Stock and 344,595 shares of Preferred Stock from Infinicom, AB in exchange for aggregate gross proceeds of $500,000 and 1% of our outstanding shares following the occurrence of one of several possible post-closing corporate events. The Common Stock acquired represented 77.7% of the shares of Common Stock then outstanding and together with the shares of Preferred Stock constituted 83.6% in the aggregate of the Company’s then issued and outstanding Common Stock (assuming conversion of the Preferred Stock into 275,676 shares of Common Stock).

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

As of December 31, 2008, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During fiscal year 2008, the majority stockholder contributed an additional $15,000 to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 4 - INCOME TAXES:

	December 31,
	2008	2007
Deferred tax assets and liabilities consist of the
following:

Deferred tax assets:
Net operating loss carry forwards	$336,000	$325,000

Less valuation allowance	(336,000)	(325,000)

	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	December 31,
	2007	2007
Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a
valuation allowance has been recorded	35%	35%
	--%	--%

At December 31, 2008, the Company had approximately $961,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2028. The deferred tax asset and related valuation increased by $11,000 during 2008. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Currently the Company operates from the offices of its CFO and director on a rent-free basis. No amounts have been recorded for the use of such office space used since such rent expense is deemed to be insignificant.

NOTE 6 – SUBSEQUENT EVENT

During January 2009, the majority stockholder contributed an additional $2,500 to the Company.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009.