Form 10-Q
period 2009-03-31
24HOLDINGS INC
filed 2009-05-07
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 6, 2009.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

Statements of Operations for the Three Months Ended
March 31, 2009 and 2008 (unaudited)	4

Statements of Cash Flows for the Three Months Ended
March 31, 2009 and 2008 (unaudited)	5

NOTES TO FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4T. CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	11

SIGNATURES	12

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC
BALANCE SHEETS

	March 31, 2009	December 31,
ASSETS	(unaudited)	2008
Current Assets
Cash and cash equivalents	$3,789	$16,339
TOTAL CURRENT ASSETS	3,789	16,339
TOTAL ASSETS	$3,789	$16,339

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$14,297	$21,800
TOTAL CURRENT LIABILITIES	14,297	21,800
TOTAL LIABILITIES	$14,297	$21,800

STOCKHOLDERS' DEFICIT:
Preferred stock; $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	$-	$-
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,704,858	10,704,358
Deficit accumulated during the developmental period	(10,716,611)	(10,709,064)
Total stockholders' deficit	(10,508)	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,789	$16,339

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$-	$-

Expenses
General and administrative	7,546	5,154
Total operating expenses	7,546	5,154
Net Loss	$(7,546)	$(5,154)

Weighted average number of
common shares outstanding	1,244,902	1,244,902

Net loss per share - basic and
fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,546)	$(5,154)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(7,504)	996
NET CASH USED IN OPERATING ACTIVITIES	(15,050)	(4,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	2,500	-
NET CASH PROVIDED BY FINANCING
ACTIVITIES	2,500	-

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(12,550)	(4,158)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	16,339	28,604
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$3,789	$24,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
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

The interim financial information as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
March 31, 2009
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

As of March 31, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2009. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of March 31, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2008 and 2007, a stockholder contributed an additional $15,000 and $40,000, respectively, to the Company. A stockholder contributed an additional $2,500 to the Company during the first quarter of 2009 and another $10,767 on April 6, 2009.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NOTE 6 – COMMITMENTS AND CONTIGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

We currently do not have any business operations and did not have any revenues during the three month periods ended March 31, 2009 and 2008, respectively.

Total general and administrative expenses for the three month periods ended March 31, 2009 and 2008 were $7,546 and $5,154, respectively. These expenses are primarily constituted by professional and filing fees. The increase in expenses in 2009 is due to an increase in our transfer agent fees.

Liquidity and Capital Resources

At March 31, 2009, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At March 31, 2009, 24Holdings had cash of $3,789 and negative working capital of $10,508.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this Item.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Occupancy Agreement between 24Holdings Inc. and Kirk M. Warshaw, LLC (1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on February 20, 2009, as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc

Dated: May 7, 2009	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 7, 2009	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)