Form 10-Q
period 2009-06-30
24HOLDINGS INC
filed 2009-08-10
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-22281

24Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0726608
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

15 Linden Drive
Madison, NJ 07940
(Address of principal executive offices)

973-635-4047
(Issuer’s telephone number)

47 School Avenue
Chatham, NJ 07928
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 7, 2009.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2009

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
		Page
	ITEM 1. FINANCIAL STATEMENTS

	Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Statements of Operations for the Three and Six Months Ended
	June 30, 2009 and 2008 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2009 and 2008 (unaudited)	5

	NOTES TO FINANCIAL STATEMENTS (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATION	10

	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

	ITEM 4T. CONTROLS AND PROCEDURES	11

	PART II. OTHER INFORMATION

	ITEM 6. EXHIBITS	11

	SIGNATURES	12

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC
BALANCE SHEETS

	June 30, 2009	December 31,
ASSETS	(unaudited)	2008
Current Assets
Cash and cash equivalents	$1,620	$16,339
TOTAL CURRENT ASSETS	1,620	16,339
TOTAL ASSETS	$1,620	$16,339

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accrued expenses	$8,887	$21,800
TOTAL CURRENT LIABILITIES	8,887	21,800
TOTAL LIABILITIES	8,887	21,800

STOCKHOLDERS’ DEFICIT:
Preferred stock; $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,715,625	10,702,358
Deficit accumulated during the developmental period	(10,724,137)	(10,709,064)
Total stockholders’ deficit	(7,267)	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,620	$16,339

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-

Expenses
General and administrative	7,526	4,750	15,072	9,904
Total operating expenses	7,526	4,750	15,072	9,904
Net Loss	$(7,526)	$(4,750)	$(15,072)	$(9,904)

Weighted average number of
common shares outstanding	1,244,902	1,244,902	1,244,902	1,244,902

Net loss per share - basic and
fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,072)	$(9,904)
Changes in operating assets and liabilities
Decrease in accrued expenses	(12,914)	(8,439)
NET CASH USED IN OPERATING ACTIVITIES	(27,986)	(18,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	13,267	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,267	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,719)	(18,343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	16,339	28,604
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$1,620	$10,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

The interim financial information as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, have been made. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
June 30, 2009
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

As of June 30, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of June 30, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2009. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of June 30, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2008 and 2007, a stockholder contributed an additional $15,000 and $40,000, respectively, to the Company. During the first six months of 2009, a stockholder contributed an additional $13,267 to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

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

NOTE 7 – SUBSEQUENT EVENT

In July 2009, a stockholder contributed an additional $9,259 to the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

We currently do not have any business operations and did not have any revenues during the three and six month periods ended June 30, 2009 and 2008, respectively.

Total general and administrative expenses for the three month periods ended June 30, 2009 and 2008 were $7,526 and $4,750, respectively. Total general and administrative expenses for the six month periods ended June 30, 2009 and 2008 were $15,072 and $9,904, respectively. These expenses are primarily constituted by professional and filing fees. The increase in expenses in 2009 is due to an increase in our transfer agent fees.

Liquidity and Capital Resources

At June 30, 2009, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At June 30, 2009, 24Holdings had cash of $1,620 and negative working capital of $7,267.

24Holdings’s present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

24Holdings Inc

Dated: August 10, 2009	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 10, 2009	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)