Form 10-Q
period 2009-09-30
24HOLDINGS INC
filed 2009-10-27
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2009

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 26, 2009.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2009

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC
BALANCE SHEETS

ASSETS	September 30, 2009 (unaudited)	December 31, 2008

Current Assets
Cash and cash equivalents	$10,326	$16,339

TOTAL CURRENT ASSETS	10,326	16,339

TOTAL ASSETS	$10,326	$16,339

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accrued expenses	$7,883	$21,800

TOTAL CURRENT LIABILITIES	7,883	21,800

TOTAL LIABILITIES	7,883	21,800

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,732,884	10,702,358
Deficit accumulated during the developmental period	(10,731,686)	(10,709,064)

Total stockholders’ equity (deficit)	2,443	(5,461)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,326	$16,339

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Expenses
General and administrative	7,549	4,762	22,621	14,666

Total operating expenses	7,549	4,762	22,621	14,666

Net Loss	$(7,549)	$(4,762)	$(22,621)	$(14,666)

Weighted average number of common shares outstanding	1,244,902	1,244,902	1,244,902	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,621)	$(14,666)
Changes in operating assets and liabilities
Decrease in accrued expenses	(13,918)	(9,873)

NET CASH USED IN OPERATING ACTIVITIES	(36,539)	(24,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	30,526	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,526	15,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,013)	(9,540)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,339	28,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,326	$19,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

The interim financial information as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, have been made. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
September 30, 2009
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

As of September 30, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2009. The results of operations for the three and Nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2009. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of September 30, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2008 and 2007, a stockholder contributed an additional $15,000 and $40,000, respectively, to the Company. During the first nine months of 2009, a stockholder contributed an additional $30,526 to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NOTE 6 – COMMITMENTS AND CONTIGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement was January 1, 2009.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

We currently do not have any business operations and did not have any revenues during the three and nine month periods ended September 30, 2009 and 2008, respectively.

Total general and administrative expenses for the three month periods ended September 30, 2009 and 2008 were $7,549 and $4,762, respectively. Total general and administrative expenses for the nine month periods ended September 30, 2009 and 2008 were $22,621 and $14,666, respectively. These expenses are primarily constituted by professional and filing fees. The increase in expenses in 2009 is due to an increase in our transfer agent fees.

Liquidity and Capital Resources

At September 30, 2009, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At September 30, 2009, 24Holdings had cash of $10,326 and working capital of $2,443.

24Holdings’s present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

24Holdings Inc

Dated: October 26, 2009	/s/ Arnold P. Kling
----------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 26, 2009	/s/ Kirk M. Warshaw
----------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)