Form 10-K
period 2009-12-31
24HOLDINGS INC
filed 2010-03-19
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-22281

24HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0726608

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

133 Summit Avenue, Suite 22
Summit, NJ 07901
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:          (973) 635-4047

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

          For the year ended December 31, 2009, the issuer had no revenues.

          As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on the NASDAQ OTC Bulletin Board of $0.75 per share) was approximately $128,649.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 19, 2010 was 1,244,902 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

24HOLDINGS INC.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to 24Holdings Inc.

PART I

ITEM 1.	BUSINESS.

THE COMPANY’S HISTORY

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us” or “24Holdings”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited (“24STORE”). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, 24Holdings underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company (“Infinicom”), acquired 91% of the outstanding stock of 24Holdings in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of 24Holding’s operations, were devoted to supplying business customers with computer and electronics products.

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

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to us. On May 12, 2006, we issued 150,000 and 100,000 shares of the Preferred Stock to Arnold P. Kling and Kirk M. Warshaw for their services as our president and chief financial officer, respectively. Each share of Preferred Stock was immediately convertible, at the holder’s option, into 0.8 shares of Common Stock. Mr. Kling’s services were valued at $11,250 and Mr. Warshaw’s services were valued at $7,500.

As a result of the Reverse Split we had adequate shares of Common Stock to facilitate the conversion of all the issued and outstanding shares of Preferred Stock. Prior to the Reverse Split, because the conversion terms of the Preferred Stock would have required more shares of Common Stock to be issued than were authorized and available for issuance, $249,628 of indebtedness had been recorded on our balance sheet as a long term liability. As a result of the Reverse Split this amount was reclassified, pursuant to the accounting guidance, as preferred equity.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an “investment company” an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

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

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an “Investment Company” under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Arnold Kling. Notwithstanding the importance of Mr. Kling, we have not entered into any employment agreement or other understanding with Mr. Kling concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Kling will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Kling and do not anticipate that we will hire additional personnel.

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

OUR COMMON STOCK IS A “PENNY STOCK” WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange (such as the NYSE Amex or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, NJ which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 for to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB market under the symbol “TWFH”. The following table sets forth, for the periods indicated and as reported on the OTCBB, the high and low bid prices for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low

2009
First Quarter	—	—
Second Quarter	$0.35	$0.35
Third Quarter	$0.69	$0.00
Fourth Quarter	$0.74	$0.00

2008
First Quarter	$0.51	$0.35
Second Quarter	$0.40	$0.35
Third Quarter	$0.60	$0.40
Fourth Quarter	$0.60	$0.35

(b) Holders. As of March 19, 2010, there were 223 record holders of all of our issued and outstanding shares of Common Stock.

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

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2009 we had cash on hand of $22,030 and positive working capital of $6,521. Since we have no revenue or plans to generate any revenue, when our accrued expenses exceed our cash on-hand we will be dependent upon loans or contributions of capital to fund obligations in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses For The Fiscal Year Ended December 31, 2009 Compared To The Fiscal Year Ended December 31, 2008

Because we have not had any business operations since September 30, 2005, we had no revenues during the years ended December 31, 2009 and 2008, respectively. Total expenses for the years ended December 31, 2009 increased to $39,044, as compared to $30,916 for the same period in 2008. The expenses incurred in 2009 and 2008 constituted professional and filing fees. The increase in expenses in 2009 is related to an increase in transfer agent fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us. At December 31, 2009, we had cash of $22,030 and working capital of $6,521.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within 24Holdings have been detected.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 19, 2010:

Name	Age	Title

Arnold P. Kling	51	President, treasurer and director
Kirk M. Warshaw	51	Chief financial officer, secretary and director

Arnold P. Kling. Mr. Kling has served as a director since September 2005 and as our president and treasurer since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM). Mr. Kling currently also serves as a Director and President of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2005, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw. Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI). Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX), and a Director and the Chief Financial Officer of 24Holdings Inc. (OTCBB: TWFH). Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2005, have given him the expertise needed to serve as one of our directors.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder’s fee or other compensation. In no event, however, will we pay a finder’s fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 19, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership

R&R Biotech Partners, LLC 1270 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	698,696	56.1%

Moyo Partners, LLC (2) c/o Arnold P. Kling 712 Fifth Avenue – 11th Floor New York, NY 10019	174,674	14.0%

Arnold P. Kling (3) 712 Fifth Avenue – 11th Floor New York, NY 10019	294,674	23.7%

Kirk M. Warshaw (4) 47 School Avenue Chatham, NJ 07928	80,000	6.4%

All Directors and Officers (2 persons) as a group	374,674	30.1%

(1)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 19, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Our Board of Directors consists of Arnold Kling and Kirk Warshaw. Neither of them are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2009, R&R Biotech Partners, LLC made a $51,026 capital contribution to us.

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

Audit Fees

The aggregate fees billed by Sherb & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,500 for the fiscal years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

There were no fees billed by Sherb & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by Sherb & Co. for professional services for tax compliance, tax advice, and tax planning were $1,500 and $1,500 for the fiscal years ended December 31, 2009 and 2008, respectively. These fees were incurred for the preparation of our tax returns.

All Other Fees

There were no fees billed by Sherb & Co. for other products and services for the fiscal years ended December 31, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

          (a) The following documents are filed as part of this Report:

          1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sherb & Co.-2009 and 2008)

•	Balance Sheets at December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008

•	Statements of Changes in Shareholders’ Equity (Deficit) for the period from December 31, 2005 to December 31, 2009

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
No.	Description

3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value(1)

3.2	Certificate of Incorporation (2)

3.3	Certificate of Amendment of the Certificate of Incorporation dated October 20, 1999 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation dated April 1, 2001 (2)

3.5	By-Laws of the Company(3)

3.6	Certificate of Amendment of the Bylaws of the Company (3)

3.7	Certificate of Amendment of the Certificate of Incorporation dated October 11, 2006 (5)

4.1	Form of Common Stock Certificate(4)

10.1	Occupancy Agreement between 24Holdings and Kirk M. Warshaw, LLC (6)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

(1)	Previously filed as an Exhibit in the company’s Current Report on Form 8-K, filed on October 6, 2005, and incorporated herein by reference.

(2)	Previously filed as an Exhibit in the company’s Annual Report on Form 10-K, filed on April 13, 2001, and incorporated herein by reference.

(3)	Previously filed as an Exhibit in the company’s Annual Report on Form 10-K, filed on February 21, 2001, and incorporated herein by reference.

(4)	Previously filed as an Exhibit in the company’s Registration Statement on Form SB-2 (Registration No. 333-15129), filed on October 30, 1996 and incorporated herein by reference.

(5)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-QSB for the period ended September 30, 2006, and incorporated herein by this reference.

(6)	Previously filed as an Exhibit in the company’s Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc.
Date: March 19, 2010
	By:	/s/Arnold P. Kling

Arnold P. Kling, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2010
	By:	/s/Arnold P. Kling

Arnold P. Kling, President and Director (Principal Executive Officer)

Date: March 19, 2010
	By:	/s/Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

24Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders’ and Directors
24Holdings Inc.
Chatham, New Jersey

We have audited the accompanying balance sheets of 24Holdings Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), cash flows for each of the years then ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY

March 16, 2010

24HOLDINGS INC.
BALANCE SHEETS

	December 31

	2009	2008

ASSETS
Cash	$22,030	$16,339

TOTAL CURRENT ASSETS	$22,030	$16,339

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accrued expenses	$15,509	$21,801

TOTAL CURRENT LIABILITIES	15,509	21,801

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized in 2009 and 2008 respectively, none issued	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding for 2009 and 2008, respectively	1,245	1,245
Additional paid-in capital	10,753,384	10,702,358
Accumulated deficit	(10,748,108)	(10,709,065)

Total shareholders’ equity (deficit)	6,521	(5,462)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$22,030	$16,339

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2009	2008

Revenues	$—	$—

Expenses
General and administrative	39,044	30,916

Total expenses	39,044	30,916

Net loss	$(39,044)	$(30,916)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average number of common shares – basic and diluted	1,244,902	1,244,902

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

					Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at December 31, 2007	—	—	1,244,902	1,245	10,687,358	(10,678,148)	10,455

Capital Contribution	—	—	—	—	15,000	—	15,000

Net loss for year ended December 31, 2008	—	—	—	—	—	(30,916)	(30,916)

Balance at December 31, 2008	—	—	1,244,902	1,245	10,702,358	(10,709,064)	(5,461)

Capital Contribution	—	—	—	—	51,026	—	51,026

Net loss for year ended December 31, 2009	—	—	—	—	—	(39,044)	(39,044)

Balance at December 31, 2009	—	$—	1,244,902	$1,245	$10,753,384	$(10,748,108)	$6,521

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,044)	$(30,916)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(6,291)	3,651

NET CASH USED IN OPERATING ACTIVITIES	(45,335)	(27,265)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	51,026	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,026	15,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,691	(12,265)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,339	28,604

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,030	$16,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF COMPANY:

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us”, “24Holdings” or the “Company”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited (“24STORE”). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB, a Swedish registered company (“Infinicom”), acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company’s operations, were devoted to supplying business customers with computer and electronics products.

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
YEARS ENDED DECEMBER 31, 2009 and 2008

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
YEARS ENDED DECEMBER 31, 2009 and 2008

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

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to the Company. On May 12, 2006, we issued 150,000 and 100,000 shares of the Preferred Stock to Arnold P. Kling and Kirk M. Warshaw for their services as the Company’s president and chief financial officer, respectively. Each share of Preferred Stock is immediately convertible, at the holder’s option, into 0.8 shares of Common Stock. Mr. Kling’s services were valued at $11,250 and Mr. Warshaw’s services were valued at $7,500.

As a result of the Reverse Split we had adequate shares of Common Stock to facilitate the conversion of all the issued and outstanding shares of Preferred Stock. Prior to the Reverse Split, because the conversion terms of the Preferred Stock would have required more shares of Common Stock to be issued than were authorized and available for issuance, $249,628 of indebtedness had been recorded on our balance sheet as a long term liability. As a result of the Reverse Split this amount was reclassified, pursuant to the accounting guidance, as preferred equity.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the years ended December 31, 2009 and 2008, R&R Biotech Partners, LLC made $51,026 and $15,000 capital contributions, respectively, to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

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

(c) Earnings (Loss) Per Share:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the the Financial Accounting Standards Board’s (FASB) guidance for “EARNINGS PER SHARE”. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive. We currently have no options or contracts to issue shares of common stock outstanding.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

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

(f) Equity Based Compensation

The accounting guidance for “Share Based Payments” requires the recognition of the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

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

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 3 - SHAREHOLDERS’ EQUITY (DEFICIT):

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

On February 1, 2006, a total of 250,000 shares of Preferred Stock were authorized for issuance to two individuals who provided services to the Company. On May 12, 2006, the Company filed a Certificate of Amendment to the Certificate of Designation for the Preferred Stock with the Secretary of State of the State of Delaware, increasing the number of shares designated as Preferred Stock from 500,000 to 600,000 shares. As a result of this filing, the Company issued 150,000 and 100,000 shares of the Preferred Stock to Arnold Kling and Kirk Warshaw for their services as the Company’s President and Chief Financial Officer, respectively. Each share of Preferred Stock was convertible, at the holder’s option, into 0.8 share of Common Stock. Mr. Kling’s services were valued at $11,250 and Mr. Warshaw’s services were valued at $7,500.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2009, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During fiscal years 2009, 2008 and 2007, the majority stockholder contributed an additional $51,026, $15,000 and $40,000, respectively, to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 4 - INCOME TAXES:

	December 31

	2009	2008

Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$350,000	$336,000

Less valuation allowance	(350,000)	(336,000)

	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	December 31,

	2009	2008

Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At December 31, 2009, the Company had approximately $1,000,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2029. The deferred tax asset and related valuation increased by $14,000 during 2009. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2009, the Company operates from the offices of its CFO and director for $500 a quarter. The Company has recorded rent expense of $2,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 16, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements