Form 10-Q
period 2010-03-31
24HOLDINGS INC
filed 2010-04-23
CIK 1025315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-22281

24Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0726608
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

133 Summit Avenue Suite 22
Summit, NJ 07901
(Address of principal executive offices)

973-635-4047
(Issuer’s telephone number)

15 Linden Drive
Madison, NJ 07940
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 23, 2010.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2010

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC
BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS
Current Assets
Cash and cash equivalents	$19,030	$22,030

TOTAL CURRENT ASSETS	19,030	22,030

TOTAL ASSETS	$19,030	$22,030

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$19,759	$15,509

TOTAL CURRENT LIABILITIES	19,759	15,509

TOTAL LIABILITIES	$19,759	$15,509

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,753,384	10,753,384
Accumulated Deficit	(10,755,358)	(10,748,108)

Total stockholders’ equity (deficit)	(729)	6,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,030	$22,030

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2010	2009

Revenues	$—	$—

Expenses
General and administrative	7,250	7,546

Total operating expenses	7,250	7,546

Net Loss	$(7,250)	$(7,546)

Weighted average number of common shares outstanding	1,244,902	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,250)	$(7,546)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	4,250	(7,504)

NET CASH USED IN OPERATING ACTIVITIES	(3,000)	(15,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	—	2,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	2,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,000)	(12,550)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,030	16,339

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,030	$3,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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

The interim financial information as of March 31, 2010 and for the three month period ended March 31, 2010 and 2009 has been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
March 31, 2010
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

As of March 31, 2010, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2010. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On October 23, 2006, we effected a reverse stock split of our Common Stock. Pursuant to this reverse stock split, each 125 shares of Common Stock issued and outstanding as of the date following the reverse stock split was converted into one (1) share of Common Stock. This reverse stock split reduced the number of shares of Common Stock into which each share of Preferred Stock could be converted from 100 shares to ..8 shares. All per share data has been retroactively restated to reflect this reverse stock split.

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of March 31, 2010, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2009 and 2008, a stockholder contributed an additional $51,026 and $15,000, respectively, to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 16, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

We currently do not have any business operations and did not have any revenues during the three month periods ended March 31, 2010 and 2009.

Total general and administrative expenses for the three month periods ended March 31, 2010 and 2009 were $7,250 and $7,546, respectively. These expenses are primarily constituted by professional and filing fees.

Liquidity and Capital Resources

At March 31, 2010, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At March 31, 2010, 24Holdings had cash of $19,030 and negative working capital of $729.

24Holdings’s present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Critical Accounting Policies

Our unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in such financial statements and related notes. Actual results can and will differ from estimates. These differences could be material to the financial statements. We believe our application of accounting policies and the estimates required therein are reasonable. Outlined below are those policies considered particularly significant.

          Use of Estimates

In preparing financial statements in accordance with GAAP, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

          Statements of Cash Flows

For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

          Earnings (Loss) Per Share

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

          Income Taxes

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

          Equity Based Compensation

The accounting guidance for “Share Based Payments” requires the recognition of the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by us was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

          New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on our financial position.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

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

24Holdings Inc

Dated: April 23, 2010	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: April 23, 2010	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)