Form 10-Q
period 2010-09-30
24HOLDINGS INC
filed 2010-10-29
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2010

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $0.001 per share, outstanding as of October 28, 2010.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2010

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2010 and 2009 (unaudited)	4

Statements of Cash Flows for the Nine Months Ended
September 30, 2010 and 2009 (unaudited)	5

NOTES TO FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	12

SIGNATURES	13

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.
BALANCE SHEETS

	September 30, 2010	December 31,
	(unaudited)	2009
ASSETS
Current Assets
Cash and cash equivalents	$10,567	$22,030
TOTAL CURRENT ASSETS	10,567	22,030
TOTAL ASSETS	$10,567	$22,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$10,375	$15,509
TOTAL CURRENT LIABILITIES	10,375	15,509
TOTAL LIABILITIES	10,375	15,509

STOCKHOLDERS' EQUITY:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,771,384	10,753,384
Accumulated Deficit	(10,772,437)	(10,748,108)
Total stockholders' equity	192	6,521

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,567	$22,030

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$-	$-	$-	$-

Expenses
General and administrative	7,250	7,549	24,328	22,621
Total operating expenses	7,250	7,549	24,328	22,621
Net Loss	$(7,250)	$(7,549)	$(24,328)	$(22,621)

Weighted average number of common shares outstanding	1,244,902	1,244,902	1,244,902	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,328)	$(22,621)
Changes in operating assets and liabilities decrease in accrued expenses	(5,135)	(13,918)
NET CASH USED IN OPERATING ACTIVITIES	(29,463)	(36,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	18,000	30,526
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,000	30,526

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,463)	(6,013)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,030	16,339
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,567	$10,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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

On October 23, 2006 (the “Effective Date”), we implemented a 1 for 125 reverse stock split (the “Reverse Split”) of our common stock par value $0.001 per share (the “Common Stock”).  Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock.  The Reverse Split also reduced the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) could be converted from 100 shares to 0.8 shares.  All per share data herein has been retroactively restated to reflect the Reverse Split.

The interim financial information as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, have been made. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
September 30, 2010
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

As of September 30, 2010, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

THE COMPANY TODAY

Since September 30, 2005, our purpose has been to serve as a vehicle to acquire an operating business.  We are currently considered a "shell" or blank check company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business.  We have no employees and no material assets.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2010.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance,   "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2010. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of September 30, 2010, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the nine months ended September 30, 2010, a stockholder contributed an additional $18,000 to the Company.  During 2009, the same stockholder contributed an additional $51,026 to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

We currently do not have any business operations and did not have any revenues during the three month periods ended September 30, 2010 and 2009.

Total general and administrative expenses for the three month periods ended September 30, 2010 and 2009 were $7,250 and $7,549, respectively.  These expenses are primarily constituted by professional and filing fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

We currently do not have any business operations and did not have any revenues during the nine month periods ended September 30, 2010 and 2009.

Total general and administrative expenses for the nine month periods ended September 30, 2010 and 2009 were $24,328 and $22,621, respectively.  These expenses are primarily constituted by professional and filing fees.

Liquidity and Capital Resources

At September 30, 2010, 24Holdings did not have any revenues from operations.  Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital.  24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings.  At September 30, 2010, 24Holdings had cash of $10,567 and working capital of $192.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

24Holdings Inc

Dated: October 29, 2010	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 29, 2010	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)