Form 10-K
period 2010-12-31
24HOLDINGS INC
filed 2011-03-22
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on the NASDAQ OTC Bulletin Board of $0.74 per share) was approximately $126,934.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 21, 2011 was 1,244,902 shares.

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

As of December 31, 2010, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

	Bid Price
	High	Low
2010
First Quarter	$0.74	$0.00
Second Quarter	$0.70	$0.00
Third Quarter	$0.70	$0.00
Fourth Quarter	-	-

2009
First Quarter	-	-
Second Quarter	$0.35	$0.35
Third Quarter	$0.69	$0.00
Fourth Quarter	$0.74	$0.00

(b) Holders. As of March .21, 2011, there were 223 record holders of all of our issued and outstanding shares of Common Stock.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements.  As of December 31, 2010 we had cash on hand of $13,400 and negative working capital of $4,341.  Since we have no revenue or plans to generate any revenue, when our accrued expenses exceed our cash on-hand we will be dependent upon loans or contributions of capital to fund obligations in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2010, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses For The Fiscal Year Ended December 31, 2010 Compared To The Fiscal Year Ended December 31, 2009

Because we have not had any business operations since September 30, 2005, we had no revenues during the years ended December 31, 2010 and 2009, respectively.  Total expenses for the years ended December 31, 2010 decreased to $37,862, as compared to $39,044 for the same period in 2009.  The expenses incurred in 2010 and 2009 constituted professional and filing fees.  The decrease in expenses in 2010 is related to a decrease in filing-related fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us.  At December 31, 2010, we had cash of $13,400 and negative working capital of $4,341.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements.  In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 21, 2011:

Name	Age	Title
Arnold P. Kling	52	President, treasurer and director
Kirk M. Warshaw	53	Chief financial officer, secretary and director

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

Kirk M. Warshaw.  Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters.  Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey.  From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells.  Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982.  During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI).  Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX)..  Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2005, have given him the expertise needed to serve as one of our directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended December 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and directors.   Neither receives any regular compensation for their services rendered on our behalf.  Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2010 and 2009.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of March 21, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Biotech Partners, LLC 1270 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	698,696	56.1%

Moyo Partners, LLC (2) c/o Arnold P. Kling 712 Fifth Avenue – 11th Floor New York, NY 10019	174,674	14.0%

Arnold P. Kling (3) 712 Fifth Avenue – 11th Floor New York, NY 10019	294,674	23.7%

Kirk M. Warshaw (4) 133 Summit Avenue, Suite 22 Summit, NJ 07901	80,000	6.4%

All Directors and Officers (2 persons) as a group	374,674	30.1%

(1)
Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 21, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Our Board of Directors consists of Arnold Kling and Kirk Warshaw.  Neither of them are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended December 31, 2010, R&R Biotech Partners, LLC made a $27,000 capital contribution to us.

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

Audit Fees

The aggregate fees billed by Sherb & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,500 for the fiscal years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

There were no fees billed by Sherb & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed by Sherb & Co. for professional services for tax compliance, tax advice, and tax planning were $1,500 and $1,500 for the fiscal years ended December 31, 2010 and 2009, respectively.  These fees were incurred for the preparation of our tax returns.

All Other Fees

There were no fees billed by Sherb & Co. for other products and services for the fiscal years ended December 31, 2010 and 2009, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sherb & Co.-2010 and 2009)
•	Balance Sheets at December 31, 2010 and 2009
•	Statements of Operations for the years ended December 31, 2010 and 2009
•	Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009
•	Statements of Cash Flows for the years ended December 31, 2010 and 2009
•	Notes to Financial Statements

2.	Financial Statement Schedules.

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

Date: March 21, 2011

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2011

	By:	/s/Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: March 21, 2011

By:	/s/Kirk M. Warshaw	.
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

24Holdings Inc.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2010 and 2009	F-3

Statements of Operations for the years ended December 31, 2010 and 2009	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the for the years ended December 31, 2010 and 2009	F-5

Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders’ and Directors
24Holdings Inc.
Summit, New Jersey

We have audited the accompanying balance sheets of 24Holdings Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity (deficit), cash flows for each of the years then ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States.

/s/SHERB & CO, LLP
Certified Public Accountants

New York, NY
March 17, 2011

24HOLDINGS INC.
BALANCE SHEETS

	December 31,
ASSETS	2010	2009

Cash	$13,400	$22,030

TOTAL CURRENT ASSETS	$13,400	$22,030

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$17,741	$15,509

TOTAL CURRENT LIABILITIES	17,741	15,509

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized in 2010 and 2009 respectively, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding for 2010 and 2009, respectively	1,245	1,245
Additional paid-in capital	10,780,384	10,753,384
Accumulated deficit	(10,785,940)	(10,748,108)
Total shareholders' equity (deficit)	(4,341)	6,521

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$13,400	$22,030

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2010	2009

Revenues	$-	$-

Expenses
General and administrative	37,862	39,044
Total expenses	37,862	39,044
Net loss	$(37,862)	$(39,044)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average number of common shares – basic and diluted	1,244,902	1,244,902

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

					Additional		Total Shareholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2008	-	$-	1,244,902	$1,245	$10,702,358	$(10,709,064)	$(5,461)

Capital Contribution	-	-	-	-	51,026	-	51,026

Net loss for year ended December 31, 2009	-	-	-	-	-	(39,044)	(39,044)

Balance at December 31, 2009	-	-	1,244,902	1,245	10,753,384	(10,748,108)	6,521

Capital Contribution	-	-	-	-	27,000	-	27,000

Net loss for year ended December 31, 2010	-	-	-	-	-	(37,862)	(37,862)
Balance at December 31, 2010	-	$-	1,244,902	$1,245	$10,780,384	$(10,785,970)	$(4,341)

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,862)	$(39,044)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	2,232	(6,291)
NET CASH USED IN OPERATING ACTIVITIES	(35,630)	(45,335)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	27,000	51,026
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,000	51,026

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,630)	5,691

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,030	16,339
CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,400	$22,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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
YEARS ENDED DECEMBER 31, 2010 and 2009

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
YEARS ENDED DECEMBER 31, 2010 and 2009

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

As of December 31, 2010, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year ended December 31, 2010, R&R Biotech Partners, LLC made a $27,000 capital contribution to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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

(c) Earnings (Loss) Per Share:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the the Financial Accounting Standards Board’s (FASB) guidance for "EARNINGS PER SHARE".  Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive.  We currently have no options or contracts to issue shares of common stock outstanding.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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
YEARS ENDED DECEMBER 31, 2010 and 2009

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

As of December 31, 2010, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During fiscal years 2010 and 2009, the majority stockholder contributed an additional $27,000 and $51,026, respectively, to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 4 - INCOME TAXES:

	December 31
	2010	2009
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$363,000	$350,000

Less valuation allowance	(363,000)	(350,000)

	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	December 31,
	2010	2009

Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	--%	--%

At December 31, 2010, the Company had approximately $1,038,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030.  The deferred tax asset and related valuation increased by $13,000 during 2010.  The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company.  The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2009, the Company operates from the offices of its CFO and director for $500 a quarter.  The Company has recorded rent expense of $2,000 and $2,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.