Form 10-Q
period 2011-03-31
24HOLDINGS INC
filed 2011-05-10
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2011

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 9, 2011.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2011

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.
BALANCE SHEETS

	March 31, 2011	December 31,
	(unaudited)	2010
ASSETS
Current Assets
Cash and cash equivalents	$31,116	$13,400
TOTAL CURRENT ASSETS	31,116	13,400
TOTAL ASSETS	$31,116	$13,400

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accrued expenses	$24,741	$17,741
TOTAL CURRENT LIABILITIES	24,741	17,741
TOTAL LIABILITIES	24,741	17,741

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,798,384	10,780,384
Accumulated Deficit	(10,793,254)	(10,785,970)
Total stockholders' equity (deficit)	6,375	(4,341)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,116	$13,400

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$-	$-

Expenses
General and administrative	7,284	7,250
Total operating expenses	7,284	7,250
Net Loss	$(7,284)	$(7,250)

Weighted average number of common shares outstanding	1,244,902	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,284)	$(7,250)
Changes in operating assets and liabilities increase in accrued expenses	7,000	4,250
NET CASH USED IN OPERATING ACTIVITIES	(284)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	18,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,716	(3,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,400	22,030
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,116	$19,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

The interim financial information as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010, have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
March 31, 2011
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

As of March 31, 2011, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2011.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance,   "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2011. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of March 31, 2011, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding.  All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the three months ended March 31, 2011, a stockholder contributed an additional $18,000 to the Company.  During 2010, the same stockholder contributed an additional $27,000 to the Company.

24HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

We currently do not have any business operations and did not have any revenues during the three month periods ended March 31, 2011 and 2010.

Total general and administrative expenses for the three month periods ended March 31, 2011 and 2010 were $7,284 and $7,250, respectively.  These expenses are primarily constituted by professional and filing fees.

Liquidity and Capital Resources

At March 31, 2011, 24Holdings did not have any revenues from operations.  Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital.  24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings.  At March 31, 2011, 24Holdings had cash of $31,116 and working capital of $6,375.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

24Holdings Inc

Dated: May 10, 2011	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 10, 2011	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)