Form 10-K
period 2011-12-31
24HOLDINGS INC
filed 2012-02-24
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No ☐

For the year ended December 31, 2011, the issuer had no revenues.

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on NASDAQ’s OTC Bulletin Board of $0.81 per share) was approximately $138,941.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of February 24, 2012 was 1,244,902 shares.

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

As of December 31, 2011, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, NJ which are owned by Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

	Bid Price
	High	Low
2011
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	-	-
Fourth Quarter	$0.00	$0.00

2010
First Quarter	$0.74	$0.00
Second Quarter	$0.70	$0.00
Third Quarter	$0.70	$0.00
Fourth Quarter	-	-

(b) Holders. As of February 21, 2012, there were 223 record holders of all of our issued and outstanding shares of Common Stock.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2011 we had cash on hand of $9,725 and negative working capital of $16,381. Since we have no revenue or plans to generate any revenue, when our accrued expenses exceed our cash on-hand we will be dependent upon loans or contributions of capital to fund obligations in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of December 31, 2011, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses For The Fiscal Year Ended December 31, 2011 Compared To The Fiscal Year Ended December 31, 2010

Because we have not had any business operations since September 30, 2005, we had no revenues during the years ended December 31, 2011 and 2010, respectively. Total expenses for the years ended December 31, 2011 decreased to $37,540, as compared to $37,862 for the same period in 2010. The expenses incurred in 2011 and 2010 constituted professional and filing fees. The decrease in expenses in 2011 is related to a decrease in professional related fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us. At December 31, 2011, we had cash of $9,725 and negative working capital of $16,381.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February xx, 2012:

Name	Age	Title
Arnold P. Kling	53	President, treasurer and director
Kirk M. Warshaw	53	Chief financial officer, secretary and director

Arnold P. Kling. Mr. Kling has served as a director since September 2005 and as our president and treasurer since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM). Mr. Kling currently also serves as a Director and President of R&R Acquisition, VII, Inc. and R&R Acquisition, VIII, Inc., (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2005, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw. Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI). Mr. Warshaw is currently also the Chief Financial Officer of R&R Acquisition, VII, Inc. and R&R Acquisition, VIII, Inc. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX).. Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2005, have given him the expertise needed to serve as one of our directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2011 and 2010. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February xx, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	698,696	56.1%

Moyo Partners, LLC (2) c/o Arnold P. Kling 410 Park Avenue – Suite 1710 New York, NY 10022	174,674	14.0%

Arnold P. Kling (3) 410 Park Avenue – Suite 1710 New York, NY 10022	294,674	23.7%

Kirk M. Warshaw (4) 133 Summit Avenue, Suite 22 Summit, NJ 07901	80,000	6.4%

All Directors and Officers (2 persons) as a group	374,674	30.1%

(1)Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February xx, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)Arnold P. Kling, our president and a director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)Includes all the shares held by Moyo Partners, LLC.

(4)Mr. Warshaw is our chief financial officer, secretary and a director.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Arnold Kling and Kirk Warshaw. Neither of them are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2011, R&R Biotech Partners, LLC made a $25,500 capital contribution to us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP (“Sherb & Co.”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sherb & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 and $13,500 for the fiscal years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

There were no fees billed by Sherb & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by Sherb & Co. for professional services for tax compliance, tax advice, and tax planning were $1,500 for each of the fiscal years ended December 31, 2011 and 2010, respectively. These fees were incurred for the preparation of our tax returns.

All Other Fees

There were no fees billed by Sherb & Co. for other products and services for the fiscal years ended December 31, 2011 and 2010, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sherb & Co.-2011 and 2010)
•	Balance Sheets at December 31, 2011 and 2010
•	Statements of Operations for the years ended December 31, 2011 and 2010
•	Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010
•	Statements of Cash Flows for the years ended December 31, 2011 and 2010
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value(1)
3.2	Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Certificate of Incorporation dated October 20, 1999 (2)
3.4	Certificate of Amendment of the Certificate of Incorporation dated April 1, 2001 (2)
3.5	By-Laws of the Company(3)
3.6	Certificate of Amendment of the Bylaws of the Company (3)
3.7	Certificate of Amendment of the Certificate of Incorporation dated October 11, 2006 (5)
4.1	Form of Common Stock Certificate(4)
10.1	Occupancy Agreement between 24Holdings and Kirk M. Warshaw, LLC (6)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS **	XBRL Instance Document*
101.SCH**	XBRL Taxonomy Extension Schema Document*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

*Included herewith

**Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

Date: February 24, 2012

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2012

	By:	/s/Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: February 24, 2012

	By:	/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

24Holdings Inc.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2011 and 2010	F-3

Statements of Operations for the years ended December 31, 2011 and 2010	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010	F-5

Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

24Holdings Inc.

Summit, New Jersey

We have audited the accompanying balance sheets of 24Holdings Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity (deficit), cash flows for each of the years then ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY

February 22, 2012

24HOLDINGS INC.

BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Cash	$9,725	$13,400

TOTAL CURRENT ASSETS	$9,725	$13,400

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$26,106	$17,741

TOTAL CURRENT LIABILITIES	26,106	17,741

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized in 2011 and 2010 respectively, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding for 2011 and 2010, respectively	1,245	1,245
Additional paid-in capital	10,805,884	10,780,384
Accumulated deficit	(10,823,510)	(10,785,940)
Total shareholders' equity (deficit)	(16,381)	(4,341)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$9,725	$13,400

The accompanying notes are an integral part of these financial statements.

F-3

24HOLDINGS INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2011	2010
Revenues	$-	$-

Expenses
General and administrative	37,540	37,862
Total expenses	37,540	37,862
Net loss	$(37,540)	$(37,862)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average number of common shares – basic and diluted	1,244,902	1,244,902

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

					Additional		Total Shareholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2009	-	$-	1,244,902	$1,245	$10,753,384	$(10,748,108)	$6,521

Capital Contribution	-	-	-	-	27,000	-	27,000

Net loss for year ended December 31, 2010	-	-	-	-	-	(37,862)	(37,862)
Balance at December 31, 2010	-	-	1,244,902	1,245	10,780,384	(10,785,970)	(4,341)
Capital Contribution	-	-	-	-	25,500	-	25,500

Net loss for year ended December 31, 2011	-	-	-	-	-	(37,540)	(37,540)
Balance at December 31, 2011	-	$-	1,244,902	$1,245	$10,805,884	$(10,823,510)	$(16,381)

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,540)	$(37,862)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	8,365	2,232
NET CASH USED IN OPERATING ACTIVITIES	(29,175)	(35,630)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	25,500	27,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,500	27,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,675)	(8,630)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,400	22,030
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,725	$13,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 and 2010

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

YEARS ENDED DECEMBER 31, 2011 and 2010

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

YEARS ENDED DECEMBER 31, 2011 and 2010

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

As of December 31, 2011, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year ended December 31, 2011, R&R Biotech Partners, LLC made a $25,500 capital contribution to the Company.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 and 2010

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

YEARS ENDED DECEMBER 31, 2011 and 2010

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

YEARS ENDED DECEMBER 31, 2011 and 2010

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

As of December 31, 2011, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During fiscal years 2011 and 2010, the majority stockholder contributed an additional $25,500 and $27,000, respectively, to the Company.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 and 2010

NOTE 4 - INCOME TAXES:

	December 31
	2011	2010
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$376,000	$363,000

Less valuation allowance	(376,000)	(363,000)

	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	December 31,
	2011	2010
Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At December 31, 2011, the Company had approximately $1,075,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2030. The deferred tax asset and related valuation increased by $13,000 during 2011. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2009, the Company operates from the offices of its CFO and director for $500 a quarter. The Company has recorded rent expense of $2,000 and $2,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

