Form 10-Q
period 2012-03-31
24HOLDINGS INC
filed 2012-05-08
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2012

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

Yes ☒No ☐

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 8, 2012.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2012

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited)	4

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	5

NOTES TO FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	13

SIGNATURES	14

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.

BALANCE SHEETS

	March 31, 2012	December 31,
	(unaudited)	2011
ASSETS
Current Assets
Cash and cash equivalents	$27,997	$9,725
TOTAL CURRENT ASSETS	27,997	9,725
TOTAL ASSETS	$27,997	$9,725

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accrued expenses	$24,157	$26,106
TOTAL CURRENT LIABILITIES	24,157	26,106
TOTAL LIABILITIES	24,157	26,106

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,833,384	10,805,884
Accumulated Deficit	(10,830,789)	(10,823,510)
Total stockholders' equity (deficit)	3,840	(16,381)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,997	$9,725

The accompanying notes are an integral part of these unaudited financial statements.

3

24HOLDINGS INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$-	$-

Expenses
General and administrative	7,279	7,284
Total operating expenses	7,279	7,284
Net Loss	$(7,279)	$(7,284)

Weighted average number of common shares outstanding	1,244,902	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,279)	$(7,284)
Changes in operating assets and liabilities increase (decrease) in accrued expenses	(1,949)	7,000
NET CASH USED IN OPERATING ACTIVITIES	(9,228)	(284)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	27,500	18,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,500	18,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,272	17,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,725	13,400
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,997	$31,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

The interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011, have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

March 31, 2012

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

Effective September 30, 2005 Urban von Euler resigned as our president and a director but remained our chief executive officer. Also, effective September 30, 2005, Larsake Sandin resigned as a director and each of Arnold P. Kling and Kirk M. Warshaw were appointed as directors of 24Holdings. On November 21, 2005, effective with the filing of our Form 10-Q for the quarter ended September 30, 2005, Mr. von Euler resigned as chief executive officer and Mr. Kling was appointed president and treasurer and Mr. Warshaw was appointed chief financial officer and secretary. As of that same date, 24Holdings relocated its headquarters to Chatham, New Jersey and then later to Summit, New Jersey.

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

As of March 31, 2012, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2012. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of March 31, 2012, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2011, a stockholder contributed $25,500 to the Company. During the three months ended March 31, 2012, the same stockholder contributed an additional $27,500 to the Company.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

We currently do not have any business operations and did not have any revenues during the three month periods ended March 31, 2012 and 2011.

Total general and administrative expenses for the three month periods ended March 31, 2012 and 2011 were $7,279 and $7,284, respectively. These expenses are primarily constituted by professional and filing fees.

Liquidity and Capital Resources

At March 31, 2012, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At March 31, 2012, 24Holdings had cash of $27,997 and working capital of $3,840.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**	Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc

Dated: May 8, 2012	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 8, 2012	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

