Form 10-Q
period 2012-09-30
24HOLDINGS INC
filed 2012-11-13
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2012

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 1,244,902 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 2, 2012.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2012

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Statements of Operations for the Three and Nine Months Ended
	September 30, 2012 and 2011 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2012 and 2011 (unaudited)	5

	NOTES TO FINANCIAL STATEMENTS (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS	13

SIGNATURES		14

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.

BALANCE SHEETS

	September 30, 2012	December 31,
	(unaudited)	2011
ASSETS
Current Assets
Cash and cash equivalents	$16,177	$9,725
TOTAL CURRENT ASSETS	16,177	9,725
TOTAL ASSETS	$16,177	$9,725

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accrued expenses	$27,088	$26,106
TOTAL CURRENT LIABILITIES	27,088	26,106
TOTAL LIABILITIES	27,088	26,106

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,833,384	10,805,884
Accumulated Deficit	(10,845,540)	(10,823,510)
Total stockholders' equity (deficit)	(10,911)	(16,381)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,177	$9,725

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-

Expenses
General and administrative	7,500	8,241	22,029	22,775
Total operating expenses	7,500	8,241	22,029	22,775
Net Loss	$(7,500)	$(8,241)	$(22,029)	$(22,775)

Weighted average number of common shares outstanding	1,244,902	1,244,902	1,244,902	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,029)	$(22,775)
Changes in operating assets and liabilities increase in accrued expenses	981	4,045
NET CASH USED IN OPERATING ACTIVITIES	(21,048)	(18,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	27,500	18,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,500	18,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,452	(730)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,725	13,400
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,177	$12,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The interim financial information as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011, have been made. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

September 30, 2012

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

As of September 30, 2012, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2012. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of September 30, 2012, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2011, a stockholder contributed $25,500 to the Company. During the nine months ended September 30, 2012, the same stockholder contributed an additional $27,500 to the Company.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

We currently do not have any business operations and did not have any revenues during the three month periods ended September 30, 2012 and 2011.

Total general and administrative expenses for the three month periods ended September 30, 2012 and 2011 were $7,500 and $8,241, respectively. These expenses are primarily constituted by professional and filing fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

We currently do not have any business operations and did not have any revenues during the nine month periods ended September 30, 2012 and 2011.

Total general and administrative expenses for the nine month periods ended September 30, 2012 and 2011 were $22,029 and $22,775, respectively. These expenses are primarily constituted by professional and filing fees.

Liquidity and Capital Resources

At September 30, 2012, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At September 30, 2012, 24Holdings had cash of $16,177 and negative working capital of $10,911.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

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

24Holdings Inc

Dated: November 13, 2012	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 13, 2012	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

