Form 10-K
period 2012-12-31
24HOLDINGS INC
filed 2013-03-27
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No ☐

For the year ended December 31, 2012, the issuer had no revenues.

As of June 29, 2012, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, NASDAQ’s OTC Bulletin Board of $0.36 per share) was approximately $61,752.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 15, 2013 was 1,244,902 shares.

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

As of December 31, 2012, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

We Have Limited Resources and we have historically relied upon funding from our majority stockholder which will not continue; therefore we WILL cease operations if alternative Financing is not forthcoming.

We have limited resources, no revenues from operations to date and our cash on hand is not sufficient to satisfy our cash requirements beyond the first fiscal quarter of 2013. We have historically relied upon funding through capital contributions from our majority stockholder, R&R, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R, nor do we have any alternative known financing sources.  Failure to receive funding will cause us to cease operations.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our shareholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our shareholders. In addition, Messrs. Kling and Warshaw, our officers and directors, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority shareholder are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. We cannot assure you that conflicts of interest among us, our management and our shareholders will not develop.

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

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is quoted on the OTCQB of the OTC Markets (“OTCQB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

OUR COMMON STOCK HAS BEEN THINLY TRADED, LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTCQB, which provides significantly less liquidity than a securities exchange (such as the NYSE MKT, New York Stock Exchange or the NASDAQ). There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is quoted on the OTCQB market under the symbol "TWFH". The following table sets forth the high and low bid prices for our Common Stock for the periods indicated and as reported on the OTCQB. Prior to September 26, 2012 our Common Stock was trading on Nasdaq’s Over-the-Counter Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low
2012
First Quarter	$0.35	$0.35
Second Quarter	$0.35	$0.25
Third Quarter	$0.25	$0.20
Fourth Quarter	$0.35	$0.0438

2011
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	-	-
Fourth Quarter	$0.00	$0.00

(b) Holders. As of March 15, 2013, there were 223 record holders of all of our issued and outstanding shares of Common Stock.

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

We are not currently engaged in any business activities that provide cash flow. We believe that the costs of investigating and analyzing business combinations will be paid with money in our treasury.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2012 we had cash on hand of $7,863 and negative working capital of $25,440. Since we have no revenue or plans to generate any revenue, when our accrued expenses exceed our cash on-hand we will be dependent upon loans or contributions of capital to fund obligations in excess of our cash.

We have historically relied upon funding through capital contributions from our majority stockholder, R&R, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R, nor do we have any alternative known financing sources.  Failure to receive funding will cause us to cease operations.

EQUIPMENT AND EMPLOYEES

As of December 31, 2012, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses For The Fiscal Year Ended December 31, 2012 Compared To The Fiscal Year Ended December 31, 2011

Because we have not had any business operations since September 30, 2005, we had no revenues during the years ended December 31, 2012 and 2011, respectively. Total expenses for the years ended December 31, 2012 decreased to $36,559, as compared to $37,540 for the same period in 2011. The expenses incurred in 2012 and 2011 constituted professional and filing fees. The decrease in expenses in 2012 is related to a decrease in SEC related filing fees.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us. At December 31, 2012, we had cash of $7,863 and negative working capital of $25,440.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

We have limited resources, no revenues from operations to date and our cash on hand is not sufficient to satisfy our cash requirements beyond the first fiscal quarter of 2013. We have historically relied upon funding through capital contributions from our majority stockholder, R&R, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, we do not expect any further funding from R&R, nor do we have any known alternative financing sources.  Failure to receive funding will cause us to cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Effective October 22, 2012 we dismissed Sherb & Co., LLP (“Sherb”) from serving as our independent accountants.and engaged Liggett, Vogt & Webb, P.A. (“Liggett”) as our new independent accountants. Our Board of Directors unanimously recommended that we change audit firms, directed the process of review of candidate firms to replace Sherb and made the final decision to engage Liggett. There were no disagreements, adverse opinions or disclaimer of opinion by Sherb at the time of the change or during the fiscal year ended December 31, 2012.

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

       (b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

       (c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 15, 2013:

Name	Age	Title

Arnold P. Kling	54	President, treasurer and director
Kirk M. Warshaw	54	Chief financial officer, secretary and director

Arnold P. Kling. Mr. Kling has served as a director since September 2005 and as our president and treasurer since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a Director and President of Mattmar Minerals, Inc. (OTCBB: MTMS), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2005, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw. Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, Chief Financial Officer, President, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the Chief Financial Officer of Mattmar Minerals, Inc. (OTCBB: MTMS), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX). Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2005, have given him the expertise needed to serve as one of our directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2012 and 2011. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of March 15, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Biotech Partners, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	698,696	56.1%

Moyo Partners, LLC (2) c/o Arnold P. Kling 410 Park Avenue – Suite 1710 New York, NY 10022	174,674	14.0%

Arnold P. Kling (3) 410 Park Avenue – Suite 1710 New York, NY 10022	294,674	23.7%

Kirk M. Warshaw (4) 133 Summit Avenue, Suite 22 Summit, NJ 07901	80,000	6.4%

All Directors and Officers (2 persons) as a group	374,674	30.1%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 15, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and a director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Includes all the shares held by Moyo Partners, LLC.

(4)	Mr. Warshaw is our chief financial officer, secretary and a director.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Arnold Kling and Kirk Warshaw. Neither of them are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2012, R&R made a $27,500 capital contribution to us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Effective October 22, 2012 we dismissed Sherb from serving as our independent accountants and engaged Liggett as our new independent accountants. Our Board of Directors unanimously recommended that we change audit firms, directed the process of review of candidate firms to replace Sherb and made the final decision to engage Liggett. There were no disagreements, adverse opinions or disclaimer of opinion by Sherb at the time of the change or during the fiscal year ended December 31, 2012.

Audit Fees

For the year ended December 31, 2012, we were billed $9,500 by Liggett, our independent accountants effective as of October 22, 2012, for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Q for the third quarter and $4,000 by Sherb, for professional services rendered for the review of financial statements included in our reports on Form 10-Q for the first quarter and second quarters. For the year ended December 31, 2011, we paid $13,500 to Sherb, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

There were no fees billed by Liggett or Sherb for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2012 and 2011, respectively.

Tax Fees

The aggregate fees billed by Liggett for professional services for tax compliance, tax advice, and tax planning were $1,500 for the year ended December 31, 2012. These fees were incurred for the preparation of our tax returns.

The aggregate fees billed by Sherb for professional services for tax compliance, tax advice, and tax planning were $1,500 for the year ended December 31, 2011. These fees were incurred for the preparation of our tax returns.

All Other Fees

Except as described above, no other fees were billed by Liggett or Sherb for any other services during the last two fiscal years.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Liggett – 2012 and Sherb-2011)
•	Balance Sheets at December 31, 2012 and 2011
•	Statements of Operations for the years ended December 31, 2012 and 2011

•	Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011
•	Statements of Cash Flows for the years ended December 31, 2012 and 2011
•	Notes to Financial Statements

2.	Financial Statement Schedules.

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

____________________________

*Included herewith.

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

Date: March 27, 2013

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2013

/s/Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: March 27, 2013

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

24Holdings Inc.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2012 and 2011	F-4

Statements of Operations for the years ended December 31, 2012 and 2011	F-5

Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011	F-6

Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

24Holdings Inc.

Summit, New Jersey

We have audited the accompanying balance sheet of 24Holdings Inc. as of December 31, 2012, and the related statements of operations, shareholders’ equity (deficit), cash flows for the year then ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that 24Holdings Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, NY

March 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

24Holdings Inc.

Summit, New Jersey

We have audited the accompanying balance sheet of 24Holdings Inc. as of December 31, 2011, and the related statements of operations, shareholders’ equity (deficit), cash flow for the year then ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2011, and the results of its operations and its cash flow for the year then ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY

February 22, 2012

24HOLDINGS INC.

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Cash	$7,863	$9,725

TOTAL CURRENT ASSETS	$7,863	$9,725

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$33,303	$26,106

TOTAL CURRENT LIABILITIES	33,303	26,106

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized in 2012 and 2011 respectively, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding for 2012 and 2011, respectively	1,245	1,245
Additional paid-in capital	10,833,384	10,805,884
Accumulated deficit	(10,860,069)	(10,823,510)
Total shareholders' equity (deficit)	(25,440)	(16,381)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$7,863	$9,725

The accompanying notes are an integral part of these financial statements.

F-4

24HOLDINGS INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2012	2011
Revenues	$-	$-

Expenses
General and administrative	36,559	37,540
Total expenses	36,559	37,540
Net loss	$(36,559)	$(37,540)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average number of common shares – basic and diluted	1,244,902	1,244,902

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

					Additional		Total Shareholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2010	-	-	1,244,902	1,245	10,780,384	(10,785,970)	(4,341)
Capital Contribution	-	-	-	-	25,500	-	25,500

Net loss for year ended December 31, 2011	-	-	-	-	-	(37,540)	(37,540)
Balance at December 31, 2011	-	-	1,244,902	1,245	10,805,884	(10,823,510)	(16,381)
Capital Contribution	-	-	-	-	27,500	-	27,500

Net loss for year ended December 31, 2012	-	-	-	-	-	(36,559)	(36,559)
Balance at December 31, 2012	-	$-	1,244,902	$1,245	$10,833,384	$(10,860,069)	$(25,440)

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,559)	$(37,540)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	7,197	8,365
NET CASH USED IN OPERATING ACTIVITIES	(29,362)	(29,175)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	27,500	25,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,500	25,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,862)	(3,675)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,725	13,400
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,863	$9,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

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

YEARS ENDED DECEMBER 31, 2012 and 2011

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

YEARS ENDED DECEMBER 31, 2012 and 2011

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

As of December 31, 2012, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During the year ended December 31, 2012, R&R Biotech Partners, LLC made a $27,500 capital contribution to the Company.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

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

(a) Going Concern

 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be-identified operating company or business. We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome these uncertainties.

Since inception, the Company has incurred an accumulated deficit of $10,860.069 through December 31, 2012. For the years ended December 31, 2012 and 2011, the Company had net losses of $36,559 and $37,540, respectively. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(b) Use of Estimates:

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

(c) Statements of Cash Flows:

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(d) Earnings (Loss) Per Share:

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

(e) Income Taxes:

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

(f) Financial Instruments

The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

(g) Equity Based Compensation

The accounting guidance for “Share Based Payments” requires the recognition of the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materiallydifferent in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different  from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The last equity based compensation issued by the Company was more than two years ago and such shares were fully vested upon issuance, hence an expense was recorded at that time.

(h) New Accounting Pronouncements

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

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued):

As of December 31, 2012, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During fiscal years 2012 and 2011, the majority stockholder contributed an additional $27,500 and $25,500, respectively, to the Company.

NOTE 4 - INCOME TAXES:

	December 31
	2012	2011
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$389,000	$376,000

Less valuation allowance	(389,000)	(376,000)
	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	December 31,
	2012	2011
Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	–%	–%

At December 31, 2012, the Company had approximately $1,113,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2032. The deferred tax asset and related valuation increased by $13,000 during 2012. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2009, the Company operates from the offices of its CFO and director for $500 a quarter. The Company has recorded rent expense of $2,000 and $2,000 for the years ended December 31, 2012 and 2011, respectively.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

NOTE 6 – SUBSEQUENT EVENTS

The Company has historically relied upon funding through capital contributions from its majority stockholder, R&R Biotech Partners, LLC, an affiliate of Rodman & Renshaw, LLC, a former registered broker-dealer.  On January 11, 2013, Rodman & Renshaw, LLC filed a chapter 7 bankruptcy petition.  As a result, the Company does not expect any further funding from R&R Biotech Partners, LLC, nor does it have any alternative known financing sources.  Failure to receive funding will cause the Company to cease operations.

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

