Form 10-Q
period 2013-03-31
24HOLDINGS INC
filed 2013-05-14
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: March 31, 2013

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,644 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2013.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2013

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets
Cash and cash equivalents	$5,950	$7,863
TOTAL CURRENT ASSETS	5,950	7,863
TOTAL ASSETS	$5,950	$7,863

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accrued expenses	$38,140	$33,303
TOTAL CURRENT LIABILITIES	38,140	33,303
TOTAL LIABILITIES	38,140	33,303

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 1,244,902 shares issued and outstanding	1,245	1,245
Additional Paid-in Capital	10,833,384	10,833,384
Accumulated Deficit	(10,866,819)	(10,860,069)
Total stockholders' equity (deficit)	(32,190)	(25,440)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,950	$7,863

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

24HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$-	$-

Expenses
General and administrative	6,750	7,279
Total operating expenses	6,750	7,279
Net Loss	$(6,750)	$(7,279)

Weighted average number of common shares outstanding	1,244,902	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,750)	$(7,279)
Changes in operating assets and liabilities increase (decrease) in accrued expenses	4,837	(1,949)
NET CASH USED IN OPERATING ACTIVITIES	(1,913)	(9,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	0	27,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	27,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,913)	18,272

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,863	9,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,950	$27,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us” or “24Holdings”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, we underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB (now known as Avalon Innovation AB), a Swedish registered company (“Infinicom”), acquired 91% of our outstanding stock in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of our operations, were devoted to supplying business customers with computer and electronics products.

On October 23, 2006 (the “Effective Date”), we implemented a 1 for 125 reverse stock split (the “Reverse Split”) of our common stock par value $.001 per share (the “Common Stock”). Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock, par value $.001 per share (the “Preferred Stock”) could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.

The interim financial information as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012, have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

On May 26, 2005, we also entered into a Preferred Stock Purchase Agreement with Infinicom (the “Preferred Stock Agreement”) pursuant to which we sold to Infinicom 344,595 shares of our Preferred Stock in exchange for the discharge of $230,879 of outstanding debt owed to Infinicom. Each share of the Preferred Stock was convertible into 0.8 shares of our Common Stock at the holder’s option.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

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

On November 25, 2005, the Infinicom Sale Agreement was amended to provide, among other criteria, that the fair market value of the Infinicom Additional Shares would be no less than $400,000 nor more than $600,000 at the time such shares are required to be issued to Infinicom (See Note 7 – Subsequent Events).

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

As of March 31, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding (See Note 7 – Subsequent Events).. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2013. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of March 31, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 1,244,902 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2011, a stockholder contributed $25,500 to the Company. During 2012, the same stockholder contributed an additional $27,500 to the Company.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements other than the following:

On May 9, 2013, the Company entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock, which will be delivered to Infinicom within 30 days of the Amendment.

On May 9, 2013, the Company raised gross proceeds of $134,000 from the sale of 344,210 shares of Common Stock at a price of $0.1946488 per share to each of Hudson Bay Master Fund Ltd. (“Hudson”) and Iroquois Master Fund Ltd. (“Iroquois”). The sale to Hudson and Iroquois was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act. Prior to May 9, 2013, each of Hudson and Iroquois acquired 349,348 shares of Common Stock at a purchase price of $68,000, or $0.194648 per share, from the Chapter 7 Trustee of the Estates of Rodman & Renshaw, LLC (“Rodman”), Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). These shares were all the shares of Common Stock beneficially owned by R&R, an affiliate of Rodman.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

We currently do not have any business operations and did not have any revenues during the three month periods ended March 31, 2013 and 2012.

Total general and administrative expenses for the three month periods ended March 31, 2013 and 2012 were $6,750 and $7,279, respectively. These expenses are primarily constituted by professional and filing fees.

Liquidity and Capital Resources

At March 31, 2013, 24Holdings did not have any revenues from operations. Absent a merger or other combination with an operating company, 24Holdings does not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that 24Holdings can engage in any public or private sales of its equity or debt securities to raise working capital. 24Holdings is dependent upon future loans or capital contributions from its present stockholders and/or management and there can be no assurances that its present stockholders or management will make any loans or capital contributions to 24Holdings. At March 31, 2013, 24Holdings had cash of $5,950 and negative working capital of $32,190.

24Holdings's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that 24Holdings engages in any merger or other combination with an operating company, it will have additional material professional commitments.

Subsequent Event

On May 9, 2013, we raised gross proceeds of $134,000 from the sale of 344,210 shares of our common stock (“Common Stock”) at a price of $0.1946488 per share to each of Hudson Bay Master Fund Ltd. (“Hudson”) and Iroquois Master Fund Ltd. (“Iroquois”). The sale to Hudson and Iroquois was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act. Prior to May 9, 2013, each of Hudson and Iroquois acquired 349,348 shares of Common Stock at a purchase price of $68,000, or $0.194648 per share, from the Chapter 7 Trustee of the Estates of Rodman & Renshaw, LLC (“Rodman”), Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). These shares were all the shares of Common Stock beneficially owned by R&R Biotech Partners, LLC (“R&R”), an affiliate of Rodman.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 9, 2013, we restructured the Common Stock Purchase Agreement, dated May 26, 2005, as amended to date (the “Purchase Agreement”), among InfiniCom, AB (now known as Avalon Innovation AB), a Swedish registered company (“Infinicom”) 24Holdings, Moyo Partners, LLC and R&R (the “Amendment”). Pursuant to the Amendment, Infinicom’s right to receive $400,000 to $600,000 in equity value of 24Holdings upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies (the “Infinicom Additional Shares”), was converted into 138,322 shares of Common Stock, which will be delivered to Infinicom within 30 days of the Amendment. The issuance to Infinicom was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(2) of the Act.

On May 9, 2013, we raised gross proceeds of $134,000 from the sale of 344,210 shares of Common Stock at a price of $0.1946488 per share to each of Hudson and Iroquois. The sale to Hudson and Iroquois was exempt from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act. Prior to May 9, 2013, each of Hudson and Iroquois acquired 349,348 shares of Common Stock at a purchase price of $68,000, or $0.194648 per share, from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). These shares were all the shares of Common Stock beneficially owned by R&R, an affiliate of Rodman.

ITEM 5. OTHER INFORMATION.

On May 9, 2013, pursuant to the Amendment, the Infinicom Additional Shares were converted into 138,322 shares of Common Stock. The issuance to Infinicom was exempt from the registration requirements of the Act pursuant to Section 4(a)(2) of the Act.

On May 9, 2013, we raised gross proceeds of $134,000 from the sale of 344,210 shares of Common Stock at a price of $0.1946488 per share to each of Hudson and Iroquois. The sale to Hudson and Iroquois was exempt from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act. Prior to May 9, 2013, each of Hudson and Iroquois acquired 349,348 shares of Common Stock at a purchase price of $68,000, or $0.194648 per share, from the Chapter 7 Trustee of the Estates of Rodman, Direct Markets, Inc., and Direct Markets Holdings, Corp. in Chapter 7 bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of New York (Cases No. 13-10087, 13-10088 and 13-10089). These shares were all the shares of Common Stock beneficially owned by R&R, an affiliate of Rodman.

On May 9, 2013, we entered into an arrangement with Kirk M. Warshaw pursuant to which he will continue to serve as our part-time chief financial officer on an at-will basis. Mr. Warshaw will be paid $25,000 per annum for such services.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Stock Subscription Agreement, dated May 9, 2013, between 24Holdings, Inc. and each of Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd.

10.2	Amendment to the Common Stock Purchase Agreement, dated May 9, 2013, between InfiniCom, AB (now known as Avalon Innovation AB) and 24Holdings, Inc.

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

24Holdings Inc

Dated: May 14, 2013	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 14, 2013	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

