Form 10-Q
period 2013-06-30
24HOLDINGS INC
filed 2013-08-06
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2013

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,644 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 6, 2013.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2013

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets
Cash and cash equivalents	$79,090	$7,863
Prepaid assets	10,500	0
TOTAL CURRENT ASSETS	89,590	7,863
TOTAL ASSETS	$89,590	$7,863

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accrued expenses	$7,397	$33,303
TOTAL CURRENT LIABILITIES	7,397	33,303
TOTAL LIABILITIES	7,397	33,303

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,644 and 1,244,902 shares issued and outstanding, respectively	2,072	1,245
Additional Paid-in Capital	10,993,481	10,833,384
Accumulated Deficit	(10,913,360)	(10,860,069)
Total stockholders' equity (deficit)	82,193	(25,440)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89,590	$7,863

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$0	$0	$0	$0

Expenses
General and administrative	69,604	7,250	76,354	14,529
Total operating expenses	69,604	7,250	76,354	14,529

Other income
Debt settlement	23,063	-	23,063	-
Total other income	23,063	-	23,063	-
Income taxes	-	-	-	-
Net loss	$(46,541)	$(7,250)	$(53,291)	$(14,529)

Weighted average number of common shares outstanding	1,727,942	1,244,902	1,485,073	1,244,902

Net loss per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,291)	$(14,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based settlement	26,924	-
Debt forgiveness	23,063	-
Changes in operating assets and liabilities
Accrued expenses	(48,969)	0
Prepaid assets	(10,500)	(2,933)
NET CASH USED IN OPERATING ACTIVITIES	(62,773)	(17,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	134,000	0
Contributed capital	0	27,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,000	27,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	71,227	10,038

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,863	9,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,090	$19,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

On October 23, 2006 (the “Effective Date”), we implemented a 1 for 125 reverse stock split (the “Reverse Split”) of our common stock par value $.001 per share (“Common Stock”). Pursuant to the Reverse Split, each 125 shares of Common Stock issued and outstanding as of the Effective Date was converted into one (1) share of Common Stock. The Reverse Split also reduced the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock, par value $.001 per share (the “Preferred Stock”) could be converted from 100 shares to 0.8 shares. All per share data herein has been retroactively restated to reflect the Reverse Split.

The interim financial information as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012, have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

June 30, 2013

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

On May 9, 2013, the Company entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock. The Company recognized non-cash expense of $26,924 associated with this conversion.

On May 9, 2013, the Company raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. 344,210 of these shares were sold to Hudson Bay Master Fund Ltd. (“Hudson”) and the other 344,210 shares were sold to Iroquois Master Fund Ltd. (“Iroquois”). The sale to Hudson and Iroquois was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

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

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

As of June 30, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of June 30, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2013. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (continued):

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

As of June 30, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2012, a stockholder contributed an additional $27,500 to the Company.

On May 9, 2013, the Company entered into the Amendment pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock. The Company recognized non-cash expense of $26,924 associated with this conversion.

On May 9, 2013, the Company raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. 344,210 of these shares were sold to Hudson and the other 344,210 shares were sold to Iroquois. The sale to Hudson and Iroquois was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

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

NOTE 5 – OTHER INCOME

In May 2013, the Company settled a trade payable resulting in a $23,063 gain on the settlement of such payable.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any new accounting pronouncements not yet effective will have a material impact on the Company’s financial statements once adopted.

NOTE 7 – COMMITMENTS AND CONTIGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement was January 1, 2009.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements:

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

On May 9, 2013, we restructured the Common Stock Purchase Agreement, dated May 26, 2005, as amended to date (the “Purchase Agreement”), among InfiniCom, AB (now known as Avalon Innovation AB), a Swedish registered company (“Infinicom”) 24Holdings, Moyo Partners, LLC and R&R Biotech Partners, LLC (“R&R”) (the “Amendment”). Pursuant to the Amendment, Infinicom’s right to receive $400,000 to $600,000 in equity value of 24Holdings upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies (the “Infinicom Additional Shares”), was converted into 138,322 shares of our common stock par value $.001 per share (“Common Stock”). The Company recognized non-cash expense of $26,924 associated with this conversion. The issuance to Infinicom was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(2) of the Act.

On May 9, 2013, we raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. 344,210 of these shares were sold to Hudson Bay Master Fund Ltd. (“Hudson”) and the other 344,210 shares were sold to Iroquois Master Fund Ltd. (“Iroquois”). The sale to Hudson and Iroquois was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

We currently do not have any business operations and did not have any revenues during the three month periods ended June 30, 2013 and 2012. We did, however, recognize $23,063 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from Continuing Operations including the aforementioned $26,924 expense associated with the conversion of the 138,322 shares of Common Stock for the three months ended June 30, 2013 and 2012 were $69,604 and $7,250, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”) and for the quarter ended June 30, 2013 expenses associated with the aforementioned events related to the conversion of Infinicom’s rights to the Infinicom Additional Shares and the sale and issuance of shares of our Common Stock to Hudson and Iroquois.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

We currently do not have any business operations and did not have any revenues during the six month periods ended June 30, 2013 and 2012. We did, however, recognize $23,063 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from Continuing Operations including the aforementioned $26,924 expense associated with the conversion of the 138,322 shares of Common Stock, for the six months ended June 30, 2013 and 2012 were $76,354 and $14,529, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act and for the six months ended June 30, 2013 expenses associated with the aforementioned events related to the conversion of Infinicom’s rights to the Infinicom Additional Shares and the sale and issuance of shares of our Common Stock to Hudson and Iroquois.

Liquidity and Capital Resources

At June 30, 2013, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of its equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

On May 9, 2013, we raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. 344,210 of these shares were sold to Hudson and the other 344,210 shares were sold to Iroquois. At June 30, 2013, we had cash of $79,090 and working capital of $82,193.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 9, 2013, pursuant to the Amendment, Infinicom’s right to receive the Infinicom Additional Shares was converted into 138,322 shares of our Common Stock. The issuance to Infinicom was exempt from the registration requirements of the Act pursuant to Section 4(a)(2) of the Act.

On May 9, 2013, we raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of our Common Stock at a price of $0.1946488 per share to Hudson and Iroquois, each purchasing 344,210 shares. The sale to Hudson and Iroquois was exempt from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Form of Stock Subscription Agreement, dated May 9, 2013, between 24Holdings, Inc. and each of Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd.(1)

10.2	Amendment to the Common Stock Purchase Agreement, dated May 9, 2013, between InfiniCom, AB (now known as Avalon Innovation AB) and 24Holdings, Inc.(1)

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1) Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended March 31, 2013, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc

Dated: August 6, 2013	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 6, 2013	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

