Form 10-Q
period 2013-09-30
24HOLDINGS INC
filed 2013-11-06
CIK 1025315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2013

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
Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,644 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 5, 2013.

24HOLDINGS INC.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2013

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	13

SIGNATURES	14

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets
Cash and cash equivalents	$55,166	$7,863
Prepaid assets	8,625	0
TOTAL CURRENT ASSETS	63,791	7,863
TOTAL ASSETS	$63,791	$7,863

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accrued expenses	$3,897	$33,303
TOTAL CURRENT LIABILITIES	3,897	33,303
TOTAL LIABILITIES	3,897	33,303

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; $.001 par value, 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,644 and 1,244,902 shares issued and outstanding, respectively	2,072	1,245
Additional Paid-in Capital	10,993,481	10,833,384
Accumulated Deficit	(10,935,659)	(10,860,069)
Total stockholders' equity (deficit)	59,894	(25,440)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$63,791	$7,863

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$0	$0	$0	$0

Expenses
General and administrative	22,299	7,500	98,653	22,029
Total operating expenses	22,299	7,500	98,653	22,029

Other income
Debt settlement	0	0	23,063	0
Total other income	0	0	23,063	0
Income taxes	0	0	0	0
Net loss	$(22,299)	$(7,500)	$(75,590)	$(22,029)

Weighted average number of common shares outstanding	2,071,644	1,244,902	1,682,769	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,590)	$(22,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based settlement	26,924	0
Debt forgiveness	23,063	0
Changes in operating assets and liabilities
Accrued expenses	(52,469)	0
Prepaid assets	(8,625)	981
NET CASH USED IN OPERATING ACTIVITIES	(86,697)	(21,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	134,000	0
Contributed capital	0	27,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,000	27,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	47,303	6,452

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,863	9,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,166	$16,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

The interim financial information as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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
September 30, 2013
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

24HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

As of September 30, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance,  "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2013. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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
September 30, 2013
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

As of September 30, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

During 2012, a stockholder contributed an additional $27,500 to the Company.

On May 9, 2013, the Company entered into the Amendment pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock. The Company recognized non-cash expense of $26,924 associated with this conversion.

On May 9, 2013, the Company raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. Of these shares, 344,210 were sold to Hudson and the other 344,210 shares were sold to Iroquois. The sale to Hudson and Iroquois was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

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

On May 9, 2013, we raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. Of these shares, 344,210 were sold to Hudson Bay Master Fund Ltd. (“Hudson”) and the other 344,210 shares were sold to Iroquois Master Fund Ltd. (“Iroquois”). The sale to Hudson and Iroquois was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

We currently do not have any business operations and did not have any revenues during the three month periods ended September 30, 2013 and 2012.

Total expenses from continuing operations for the three months ended September 30, 2013 and 2012 were $22,299 and $7,500, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

We currently do not have any business operations and did not have any revenues during the nine month periods ended September 30, 2013 and 2012. We did, however, recognize $23,063 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor.

Total expenses from continuing operations including the aforementioned $26,924 expense associated with the conversion of Infinicom Additional Shares into 138,322 shares of Common Stock, for the nine months ended September 30, 2013 and 2012 were $98,653 and $22,029, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act and for the nine months ended September 30, 2013 expenses associated with the aforementioned events related to the conversion of Infinicom’s rights to the Infinicom Additional Shares and the sale and issuance of shares of our Common Stock to Hudson and Iroquois.

Liquidity and Capital Resources

At September 30, 2013, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of its equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

On May 9, 2013, we raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. Of these shares, 344,210 were sold to Hudson and the other 344,210 shares were sold to Iroquois. At September 30, 2013, we had cash of $55,166 and working capital of $59,894.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
__________________
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc

Dated: November 6, 2013	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 6, 2013	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)