Form 10-K
period 2013-12-31
24HOLDINGS INC
filed 2014-03-26
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 000-22281

24HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0726608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Columbia Turnpike, Suite 1

Florham Park, NJ 07932

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No ☐

For the year ended December 31, 2013, the issuer had no revenues.

As of June 28, 2013, the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon the closing price on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter of $0.30 per share) was approximately $92,956.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 26, 2014 was 2,071,644 shares.

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

THE COMPANY’S HISTORY

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001, Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us” or “24Holdings”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, 24Holdings underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB (now known as Avalon Innovation AB), a Swedish registered company (“Infinicom”), acquired 91% of the outstanding stock of 24Holdings in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of 24Holding's operations, were devoted to supplying business customers with computer and electronics products.

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

On May 9, 2013, we entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock. We recognized non-cash expense of $26,924 associated with this conversion.

On May 9, 2013, we raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. 344,210 of these shares were sold to Hudson Bay Master Fund Ltd. (“Hudson”) and the other 344,210 shares were sold to Iroquois Master Fund Ltd. (“Iroquois”). The sales to Hudson and Iroquois were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

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

As of December 31, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our shareholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our shareholders. In addition, Messrs. Kling and Warshaw, our officers and directors, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. We cannot assure you that conflicts of interest among us, our management and our shareholders will not develop.

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

CURRENT SHAREHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 97,928,356 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our shareholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING SHAREHOLDERS.

Hudson and Iroquois beneficially own almost 68% of the outstanding shares of our Common Stock. As a result, these shareholders are able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on the OTCQB of the OTC Markets (“OTCQB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

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

Our principal offices are located at 131 Columbia Turnpike, Suite 1, Florham Park, NJ one of the office locations of Kirk M. Warshaw, LLC (the “LLC”), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis beginning in January 2014. During the year ended December 31, 2013 and since March 2010 our principal offices were located at 133 Summit Avenue, Suite 22, Summit, NJ which had been owned by the LLC. On January 1, 2009, we began paying a quarterly fee of $500 to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCQB market under the symbol "TWFH". The following table sets forth the high and low bid prices for our Common Stock for the periods indicated and as reported on the OTCQB. Prior to September 26, 2012 our Common Stock was trading on the Over-the-Counter Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low
2013
First Quarter	$0.35	$0.10
Second Quarter	$0.33	$0.032
Third Quarter	$0.30	$0.01
Fourth Quarter	$0.025	$0.02

2012
First Quarter	$0.35	$0.35
Second Quarter	$0.35	$0.25
Third Quarter	$025	$0.20
Fourth Quarter	$0.35	$0.0438

(b) Holders. As of March 26, 2014, there were 240 record holders of all of our issued and outstanding shares of Common Stock.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2013 we had cash on hand of $47,165 and working capital of $41,267. Since we have no revenue or plans to generate any revenue, when our our accounts payable and accrued expenses exceed our cash on-hand we will be dependent upon loans or contributions of capital to fund obligations in excess of our cash.

We have historically relied upon funding through capital contributions from our majority stockholders, Failure to receive funding will cause us to cease operations.

EQUIPMENT AND EMPLOYEES

As of December 31, 2013, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Results For The Fiscal Year Ended December 31, 2013 Compared To The Fiscal Year Ended December 31, 2012

Because we have not had any business operations since September 30, 2005, we had no revenues during the years ended December 31, 2013 and 2012, respectively. We did, however, recognize $23,063 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor. Total expenses for the years ended December 31, 2013 increased to $117,280, as compared to $36,559 for the same period in 2012. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act and for the year ended December 31, 2013 expenses associated with the aforementioned events related to the conversion of Infinicom’s rights to the Infinicom Additional Shares and the sale and issuance of shares of our Common Stock to Hudson and Iroquois.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our shareholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us. At December 31, 2013, we had cash of $47,165 and working capital of $41,267.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

We have limited resources, no revenues from operations to date and our cash on hand is not sufficient to satisfy our cash requirements beyond the second fiscal quarter of 2014. We have historically relied upon funding through capital contributions from our majority stockholders,  Failure to receive funding when needed or on terms acceptable to us will cause us to cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer, who are our sole officers and directors, concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 1, 2014:

Name	Age	Title

Arnold P. Kling	55	President, treasurer and director
Kirk M. Warshaw	55	Chief financial officer, secretary and director

Arnold P. Kling. Mr. Kling has served as a director since September 2005 and as our president and treasurer since November, 2005. For the past 14 years, Mr. Kling has been the senior managing partner for a group of private equity investment funds that invest and manage early stage companies whose technologies have the potential to disrupt their targeted markets. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of Protalex, Inc. (OTCQB: PRTX) and Newtown Lane Marketing, Incorporated (OTCQB: NTWN). Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2005, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw. Mr. Warshaw has served as a director since September 2005 and our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in various industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a senior accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Protalex, Inc. (OTCQB: PRTX) and Newtown Lane Marketing, Incorporated (OTCQB: NTWN). Mr. Warshaw’s professional experience and background with other companies and with us, as our chief financial officer and director since 2005, have given him the expertise needed to serve as one of our directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2013 and 2012. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of March 26, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each named executive officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
Arnold P. Kling (2) 410 Park Avenue, Suite 1710 New York, NY 10022	294,674	14.2%

Kirk M. Warshaw (3) 2640 Lake Shore Dr., Unit 1708 Riviera Beach, FL 33404	80,000	3.8%

All Directors and Officers (2 persons) as a group	374,674	18.0%

5% Shareholders

Hudson Bay Master Fund Ltd. (4) 777 Third Avenue, 30th Floor New York, New York 10017	693,558	33.4%

Iroquois Master Fund Ltd.(5) 641 Lexington Avenue, 26th Floor New York, New York 10022	693,558	33.4%

Moyo Partners, LLC (2) c/o Arnold P. Kling 410 Park Avenue, Suite 1710 New York, NY 10022	174,674	8.4%
(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 26, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and a director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Mr. Warshaw is our chief financial officer, secretary and a director.

(4)	The shares held by Hudson are beneficially owned by Hudson Bay Capital Management LP (the “Investment Manager”) the investment manager to Hudson. Hudson Bay Capital GP LLC is the general partner of the Investment Manager and Mr. Sander Gerber is the managing member of Hudson Bay Capital GP LLC. The authority and responsibility for the investments made on behalf of Hudson rest with Mr. Gerber. Mr. Gerber disclaims beneficial ownership of the shares held by Hudson.

(5)	The shares held by Iroquois are beneficially owned by Iroquois Capital Management LLC (“Iroquois Mgmt”), a registered investment adviser that provides investment advisory services to Iroquois. Richard Abbe and Joshua Silverman are the members of Iroquois Mgmt who have the authority and responsibility for the investments made on behalf of Iroquois. Each of Messrs. Abbe and Silverman disclaims beneficial ownership of the shares held by Iroquois, except to the extent of their pecuniary interest therein.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Arnold Kling and Kirk Warshaw. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

On May 9, 2013, we raised total gross proceeds of $134,000 from the sale of an aggregate of 688,420 shares of Common Stock at a price of $0.1946488 per share. 344,210 of these shares were sold to Hudson and the other 344,210 shares were sold to Iroquois. The sales to Hudson and Iroquois were exempt from the registration requirements of the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal accounting firm, Liggett, Vogt & Webb P.A (“Liggett”) in the fiscal years ended December 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Audit fees*	$13,500	$13,500(1)
Audit related fees	0	0
Tax fees	1,500	1,500
All other fees	0	0
Total fees	$15,000	$15,000

* Includes fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings.

(1) Includes $4,000 billed by Sherb & Co., LLP, who served as our independent accountants through October 22,2012, for professional services rendered for the review of financial statements included in our reports on Form 10-Q for the first quarter and second quarters of fiscal 2012.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at December 31, 2013 and 2012
•	Statements of Operations for the years ended December 31, 2013 and 2012
•	Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012
•	Statements of Cash Flows for the years ended December 31, 2013 and 2012
•	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value(1)
3.2	Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Certificate of Incorporation dated October 20, 1999 (2)
3.4	Certificate of Amendment of the Certificate of Incorporation dated April 1, 2001 (2)
3.5	By-Laws of the Company(3)
3.6	Certificate of Amendment of the Bylaws of the Company (3)
3.7	Certificate of Amendment of the Certificate of Incorporation dated October 11, 2006 (5)
4.1	Form of Common Stock Certificate(4)
10.1	Occupancy Agreement between 24Holdings and Kirk M. Warshaw, LLC (6)
10.2	Form of Stock Subscription Agreement, dated May 9, 2013, between the Company and each of Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd.(7)
10.3	Amendment to the Common Stock Purchase Agreement, dated May 9, 2013, between the Company and Infinicom, AB (now known as Avalon Innovation AB)(7)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

____________________________

*Included herewith

(1)	Previously filed as an Exhibit in the Company’s Current Report on Form 8-K, filed on October 6, 2005, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the Company’s Annual Report on Form 10-K, filed on April 13, 2001, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the Company’s Annual Report on Form 10-K, filed on February 21, 2001, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-15129), filed on October 30, 1996 and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the Company’s quarterly report on Form 10-QSB for the period ended September 30, 2006, and incorporated herein by this reference.
(6)	Previously filed as an Exhibit in the Company’s Annual Report on Form 10-K, filed on February 23, 2009 and incorporated herein by reference.
(7)	Previously filed as an Exhibit in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2013, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc.

Date: March 26, 2014

By: /s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2014

By: /s/Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: March 26, 2014

By: /s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

24Holdings Inc.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2013 and 2012	F-3

Statements of Operations for the years ended December 31, 2013 and 2012	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012	F-5

Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

24Holdings Inc.

Florham Park, New Jersey

We have audited the accompanying balance sheets of 24Holdings Inc. as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity (deficit), cash flows for each of the years then ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, NY

March 18, 2014

24HOLDINGS INC. BALANCE SHEETS

	December 31,
ASSETS	2013	2012

Cash	$47,165	$7,863
Prepaid assets	4,667	0

TOTAL CURRENT ASSETS	$51,832	$7,863

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$10,565	$33,303

TOTAL CURRENT LIABILITIES	10,565	33,303

COMMITMENTS AND CONTINGENCIES	0	0

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized in 2013 and 2012 respectively, none issued	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,644 and 1,244,902 shares issued and outstanding for 2013 and 2012, respectively	2,072	1,245
Additional paid-in capital	10,993,481	10,833,384
Accumulated deficit	(10,954,286)	(10,860,069)
Total shareholders' equity (deficit)	41,267	(25,440)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$51,832	$7,863

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2013	2012
Revenues	$0	$0

Expenses
General and administrative	117,280	36,559
Total operating expenses	117,280	36,559

Other income
Debt settlement	23,063	0
Total other income	23,063	0
Net loss before provision for income tax	(94,217)	(36,559)
Income taxes	0	0
Net loss	$(94,217)	$(36,559)

Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted average number of common shares – basic and diluted	1,780,796	1,244,902

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2013 and 2012

							Total Shareholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2011	0	0	1,244,902	1,245	10,805,884	(10,823,510)	(16,381)
Capital Contribution	0	0	0	0	27,500	0	27,500

Net loss for year ended December 31, 2012	0	0	0	0	0	(36,559)	(36,559)
Balance at December 31, 2012	0	0	1,244,902	1,245	10,833,384	(10,860,069)	(25,440)
Proceeds from issuance of common stock	0	0	826,742	827	160,097	0	160,924

Net loss for year ended December 31, 2013	0	0	0	0	0	(94,217)	(94,217)
Balance at December 31, 2013	0	$0	2,071,644	$2,072	$10,993,481	$(10,954,286)	$41,267

The accompanying notes are an integral part of these financial statements.

24 HOLDINGS INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,217)	$(36,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based settlement	26,924	0
Debt forgiveness	23,063	0
Changes in operating assets and liabilities
Accrued expenses	(45,801)	7,197
Prepaid assets	(4,667)	0
NET CASH USED IN OPERATING ACTIVITIES	(94,698)	(29,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	134,000	0
Contributed capital	0	27,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,000	27,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,302	(1,862)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,863	9,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,165	$7,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

NOTE 1 - DESCRIPTION OF COMPANY:

We are a Delaware corporation formerly known as Scoop, Inc. In April 2001 Scoop, Inc. amended its Certificate of Incorporation to change its name to 24Holdings Inc. (“we”, “our”, “us”, “24Holdings” or the “Company”). Prior to September 30, 2005, 24Holdings was a holding company that conducted its business operations through its wholly owned subsidiary 24STORE (Europe) Limited, a company incorporated under the laws of England formerly known as 24STORE.com Limited ("24STORE"). 24STORE commenced business operations in 1996 and focused on the sale of media products and business information services. Commencing in July 1998, the Company underwent voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. In accordance with the Plan of Reorganization approved by the Bankruptcy Court in December 1999, InfiniCom, AB (now known as Avalon Innovation AB), a Swedish registered company (“Infinicom”), acquired 91% of the outstanding stock of the Company in exchange for 100% of the stock of 24STORE. Subsequent to Infinicom’s acquisition in 1999 and until September 30, 2005, the business operations of 24STORE, which represented all of the Company's operations, were devoted to supplying business customers with computer and electronics products.

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

YEARS ENDED DECEMBER 31, 2013 and 2012

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

YEARS ENDED DECEMBER 31, 2013 and 2012

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

On May 9, 2013, we entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock. We recognized non-cash expense of $26,924 associated with this conversion.

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

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

NOTE 1 - DESCRIPTION OF COMPANY (continued):

As of December 31, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

Since inception, the Company has incurred an accumulated deficit of $10,954,286 through December 31, 2013. For the years ended December 31, 2013 and 2012, the Company had net losses of $94,217 and $36,559, respectively. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend,

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

YEARS ENDED DECEMBER 31, 2013 and 2012

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

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued):

On November 29, 2006, the holders of all the issued and outstanding shares of Preferred Stock elected to convert all of their Preferred Stock into shares of Common Stock. As a result, the 594,595 shares of Preferred Stock outstanding were exchanged for 475,676 shares of Common Stock.

As of December 31, 2013, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

On May 9, 2013, we entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock. We recognized non-cash expense of $26,924 associated with this conversion.

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

During fiscal year 2012, the majority stockholder contributed an additional $27,500 to the Company.

NOTE 4 - INCOME TAXES:
	December 31
	2013	2012
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$448,000	$422,000

Less valuation allowance	(448,000)	(422,000)
	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

24HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

NOTE 4 - INCOME TAXES (continued):

	December 31,
	2013	2012
Provision for expected federal statutory rate	(35%)	(35%)
State income tax, net	(3%)	(3%)
Loss for which no benefit is available or a valuation allowance has been recorded	38%	38%
	--%	--%

At December 31, 2013, the Company had approximately $1,179,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2033. The deferred tax asset and related valuation increased by $26,000 during 2013. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business. The Company's federal and state income tax returns for the years 2009 through 2013 remain open for audit by applicable regulatory authority.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Effective January 1, 2009, the Company operates from the offices of its CFO and director for $500 a quarter. The Company has recorded rent expense of $2,000 and $2,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

