Form 10-Q
period 2014-03-31
24HOLDINGS INC
filed 2014-05-09
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2014

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,644 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 9, 2014.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2014

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2014	2013
	(unaudited)
Cash	$24,292	$47,165
Prepaid assets	2,792	4,667
TOTAL CURRENT ASSETS	$27,084	$51,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$10,817	$10,565
TOTAL CURRENT LIABILITIES	10,817	10,565

COMMITMENTS AND CONTINGENCIES	0	0
SHAREHOLDERS’ EQUITY:
Preferred stock; $0.001 par value, 5,000,000 authorized, none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,644 shares issued and outstanding, respectively	2,072	2,072
Additional paid-in capital	10,993,481	10,993,481
Accumulated deficit	(10,979,286)	(10,954,286)
Total shareholders' equity	16,267	41,267

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,084	$51,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$0	$0

Expenses
General and administrative	25,000	6,750
Total operating expenses	25,000	6,750

Other income
Debt settlement	0	0
Total other income	0	0
Net loss before provision for income taxes	(25,000)	(6,750)
Income taxes	0	0
Net loss	$(25,000)	$(6,750)

Weighted average number of common shares outstanding	2,071,644	1,244,902

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,000)	$(6,750)
Changes in operating assets and liabilities
Prepaid expenses	1,875	0
Decrease in accrued expenses	252	4,837
NET CASH USED IN OPERATING ACTIVITIES	(22,873)	(1,913)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,873)	(1,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,165	7,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,292	$5,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

The interim financial information as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013, have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

As of March 31, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be-identified operating company or business. We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome these uncertainties.

Since inception, the Company has incurred an accumulated deficit of $10,979,286 through March 31, 2014. For the years ended December 31, 2013 and 2012, the Company had net losses of $94,217 and $36,559, respectively. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2014. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

As of March 31, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 7 – COMMITMENTS AND CONTIGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provided for quarterly payments from the Company to the LLC of $500. Such agreement was terminated as of December 31, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

We currently do not have any business operations and did not have any revenues during the three month periods ended March 31, 2014 and 2013.

Total expenses from continuing operations for the three months ended March 31, 2014 and 2013 were $25,000 and $6,750, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Liquidity and Capital Resources

At March 31, 2014, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of its equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2014, we had cash of $24,292 and working capital of $16,267.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

24Holdings Inc

Dated: May 9, 2014	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 9, 2014	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

