Form 10-Q
period 2014-06-30
24HOLDINGS INC
filed 2014-08-11
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2014

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,644 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 11, 2014.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2014

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2014	2013
	(unaudited)
Cash	$6,088	$47,165
Prepaid assets	2,167	4,667

TOTAL CURRENT ASSETS	$8,255	$51,832

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$10,088	$10,565

TOTAL CURRENT LIABILITIES	10,088	10,565

COMMITMENTS AND CONTINGENCIES	0	0

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized, none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,644 shares issued and outstanding, respectively	2,072	2,072
Additional paid-in capital	10,993,481	10,993,481
Accumulated deficit	(10,997,386)	(10,954,286)
Total shareholders' equity(deficit)	(1,833)	41,267
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$8,255	$51,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$0	$0	$0	$0

Expenses
General and administrative	18,100	69,604	43,100	76,354
Total operating expenses	18,100	69,604	43,100	76,354

Other income
Debt settlement	0	23,063	0	23,063
Total other income	0	23,063	0	23,063
Net loss before provision for income taxes	(18,100)	(46,541)	(43,100)	(53,291)
Income taxes	0	0	0	0
Net loss	$(18,100)	$(46,541)	$(43,100)	$(53,291)

Weighted average number of common shares outstanding	2,071,644	1,727,942	2,071,644	1,485,073

Basic and diluted net loss per share - basic and fully diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,100)	$(53,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based settlement	0	26,924
Debt forgiveness	0	23,063
Changes in operating assets and liabilities
Accrued expenses	(477)	(48,969)
Prepaid expenses	2,500	(10,500)
NET CASH USED IN OPERATING ACTIVITIES	(41,077)	(62,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	134,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	134,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,077)	71,227

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,165	7,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,088	$79,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

The interim financial information as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, have been made. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

June 30, 2014

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

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

As of June 30, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of June 30, 2014. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

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

Since inception, the Company has incurred an accumulated deficit of $10,997,386 through June 30, 2014. For the years ended December 31, 2013 and 2012, the Company had net losses of $94,217 and $36,559, respectively. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2014. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

NOTE 4 – SHAREHOLDERS’ EQUITY (DEFICIT)

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

As of June 30, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

NOTE 7 – COMMITMENTS AND CONTIGENCIES

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provided for quarterly payments from the Company to the LLC of $500. Such agreement was terminated as of December 31, 2013.

NOTE 8 – SUBSEQUENT EVENTS

On July 24, 2014, the Company raised gross proceeds, in a debt financing transaction, of $55,000 from each of Iroquois and Hudson (an aggregate of $110,000) and issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of them. The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes), initially at $0.50 per share, into shares of our common stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

We currently do not have any business operations and did not have any revenues during the three month periods ended June 30, 2014 and 2013.

Total expenses from continuing operations for the three months ended June 30, 2014 and 2013 were $18,100 and $69,604, respectively. For the three month ended June 30, 2014, the majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). For the three months ended June 30, 2013, the expenses incurred were of a similar nature as those incurred in 2014 but also included expenses associated with the aforementioned issuance of common stock to InfiniCom and the purchase of common stock by Hudson and Iroquois.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

We currently do not have any business operations and did not have any revenues during the six month periods ended June 30, 2014 and 2013.

Total expenses from continuing operations for the six months ended June 30, 2014 and 2013 were $43,100 and $76,354, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the six months ended June 30, 2013, we also incurred expenses associated with the aforementioned issuance of common stock to InfiniCom and the purchase of common stock by Hudson and Iroquois.

Liquidity and Capital Resources

At June 30, 2014, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of its equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At June 30, 2014, we had cash of $6,088 and negative net working capital of $1,833.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material professional commitments.

Subsequent Event

On July 24, 2014, we raised gross proceeds of $55,000 from each of Iroquois and Hudson (an aggregate of $110,000) and issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of them. The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes), initially at $0.50 per share, into shares of our common stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds of the 2014 Notes will be used to fund our working capital needs.

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

New Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Convertible Note, dated July 24, 2014, in the principal amount of $55,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois Master Fund Ltd. (1)

4.2	Convertible Note, dated July 24, 2014, in the principal amount of $55,000, bearing interest at the rate of 5.0% per annum issued by the Company to Hudson Bay Master Fund Ltd. (1)

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1) Previously filed as an Exhibit in the Company’s Current Report on Form 8-K, filed on July 29, 2014, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc.

Dated: August 11, 2014	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 11, 2014	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

