Form 10-Q
period 2014-09-30
24HOLDINGS INC
filed 2014-11-12
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2014

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,644 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 12, 2014.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2014

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2014	2013
	(unaudited)
Cash	$87,091	$47,165
Prepaid assets	7,167	4,667

TOTAL CURRENT ASSETS	$94,258	$51,832

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses	$5,877	$10,565

TOTAL CURRENT LIABILITIES	5,877	10,565

Long-term convertible note payable - related party, net	62,140	0
Total liabilities	68,017	10,565

COMMITMENTS AND CONTINGENCIES	0	0

SHAREHOLDERS’ EQUITY:
Preferred stock; $0.001 par value, 5,000,000 authorized, none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,644 shares issued and outstanding, respectively	2,072	2,072
Additional paid-in capital	11,048,481	10,993,481
Accumulated deficit	(11,024,312)	(10,954,286)
Total shareholders' equity	26,241	41,267

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$94,258	$51,832

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$0	$0	$0	$0

Expenses
General and administrative	18,747	22,299	61,847	98,653
Interest expense	8,179	0	8,179	0
Total operating expenses	26,926	22,299	70,026	98,653

Other income
Debt settlement	0	0	0	23,063
Total other income	0	0	0	23,063
Net loss before provision for income taxes	(26,926)	(22,299)	(70,026)	(75,590)
Income taxes	0	0	0	0
Net loss	$(26,926)	$(22,299)	$(70,026)	$(75,590)

Weighted average number of common shares outstanding	2,071,644	2,071,644	2,071,644	1,682,769

Basic and diluted net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,026)	$(75,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based settlement	0	26,924
Debt forgiveness	0	23,063
Amortization of debt discount	7,140	0
Changes in operating assets and liabilities
Accrued expenses	(4,688)	(52,469)
Prepaid assets	(2,500)	(8,625)
NET CASH USED IN OPERATING ACTIVITIES	(70,074)	(86,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	110,000	0
Proceeds from issuance of common stock	0	134,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,000	134,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	39,926	47,303

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,165	7,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,091	$55,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

The interim financial information as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, have been made. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

September 30, 2014

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

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes), initially at $0.50 per share, into shares of our common stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds of the 2014 Notes will be utilized by us to fund working capital needs.

As of September 30, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates 24Holdings continuing as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be-identified operating company or business. We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome these uncertainties.

Since inception, we have incurred an accumulated deficit of $11,024,312 through September 30, 2014. For the years ended December 31, 2013 and 2012, we had net losses of $94,217 and $36,559, respectively. We have incurred negative cash flow from operating activities since its inception. We have spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2014. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of September 30, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,644 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

On May 9, 2013, we entered into the Amendment pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,322 shares of Common Stock. We recognized non-cash expense of $26,924 associated with this conversion.

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

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes), initially at $0.50 per share, into shares of our common stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds of the 2014 Notes will be utilized by us to fund working capital needs. We have valued the beneficial conversion features of this note to be $55,000, which will be amortized ratably over the term of these two notes. The unamortized portion of the debt discount as of September 30, 2014 was $47,860.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 5 – OTHER INCOME

In May 2013, we settled a trade payable resulting in a $23,063 gain on the settlement of such payable.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances

NOTE 7 – COMMITMENTS AND CONTIGENCIES

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

On May 9, 2013, we restructured the Common Stock Purchase Agreement, dated May 26, 2005, as amended to date (the “Purchase Agreement”), among InfiniCom, AB (now known as Avalon Innovation AB), a Swedish registered company (“Infinicom”) 24Holdings, Moyo Partners, LLC and R&R Biotech Partners, LLC (“R&R”) (the “Amendment”). Pursuant to the Amendment, Infinicom’s right to receive $400,000 to $600,000 in equity value of 24Holdings upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies (the “Infinicom Additional Shares”), was converted into 138,322 shares of our common stock par value $.001 per share (“Common Stock”). We recognized non-cash expense of $26,924 associated with this conversion. The issuance to Infinicom was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(2) of the Act.

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

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes), initially at $0.50 per share, into shares of our common stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds of the 2014 Notes will be utilized to fund our working capital needs

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

We currently do not have any business operations and did not have any revenues during the three month periods ended September 30, 2014 and 2013.

Total expenses from continuing operations for the three months ended September 30, 2014 and 2013 were $26,926 and $22,299, respectively. For the three month periods ended September 30, 2014 and 2013, the majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

We currently do not have any business operations and did not have any revenues during the nine month periods ended September 30, 2014 and 2013.

Total expenses from continuing operations for the nine months ended September 30, 2014 and 2013 were $70,026 and $98,653, respectively. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. During the nine months ended September 30, 2014, we also incurred expenses associated with the aforementioned issuance of the 2014 Notes.

Liquidity and Capital Resources

At September 30, 2014, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of its equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At September 30, 2014, we had cash of $87,091 and net working capital of $88,381.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Convertible Note, dated July 24, 2014, in the principal amount of $55,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois Master Fund Ltd. (1)

4.2	Convertible Note, dated July 24, 2014, in the principal amount of $55,000, bearing interest at the rate of 5.0% per annum issued by the Company to Hudson Bay Master Fund Ltd. (1)

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*Included herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1) Previously filed as an Exhibit in the Company’s Current Report on Form 8-K, filed on July 29, 2014, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc.

Dated: November 12, 2014	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 12, 2014	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

