Form 10-K
period 2014-12-31
24HOLDINGS INC
filed 2015-03-26
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

For the year ended December 31, 2014, the registrant had no revenues.

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter of $1.00 per share) was approximately $309,854.

The number of shares outstanding of the registrant’s common stock, $.001 par value, as of March 26, 2015 was 2,071,544 shares.

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

On May 9, 2013, we entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,222 shares of Common Stock. We recognized non-cash expense of $26,924 associated with this conversion.

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

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois and Hudson (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes) into shares of Common Stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds from the 2014 Notes have been, and will continue to be, utilized by us to fund working capital needs.

As of December 31, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our stockholders. In addition, Messrs. Kling and Warshaw, our officers and directors, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. We cannot assure you that conflicts of interest among us, our management and our stockholders will not develop.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Certificate of Incorporation authorized the issuance of 100,000,000 shares of our Common Stock. There are currently 97,928,456 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDERS.

Hudson and Iroquois beneficially own almost 68% of the outstanding shares of our Common Stock. As a result, these stockholders are able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

Our principal offices are located at 131 Columbia Turnpike, Suite 1, Florham Park, NJ. We have occupied our principal offices on a month to month basis since January 2014. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

	Bid Price
	High	Low
2014
First Quarter	$1.00	$0.024
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$0.01
Fourth Quarter	$0.101	$0.061

2013
First Quarter	$0.35	$0.10
Second Quarter	$0.33	$0.032
Third Quarter	$030	$0.01
Fourth Quarter	$0.025	$0.02

(b) Holders. As of March 26, 2015, there were 124 record holders of our Common Stock.

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

Since September 30, 2005, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2014 we had cash on hand of $75,532 and negative working capital of $843. Since we have no revenue or plan to generate any revenue, when our accounts payable and accrued expenses exceed our cash on-hand we will be dependent upon loans or contributions of capital to fund obligations in excess of our cash.

We have historically relied upon funding through capital contributions from our majority stockholders, Failure to receive funding will cause us to cease operations.

EQUIPMENT AND EMPLOYEES

As of December 31, 2014, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Results For The Fiscal Year Ended December 31, 2014 Compared To The Fiscal Year Ended December 31, 2013

Because we have not had any business operations since September 30, 2005, we had no revenues during the years ended December 31, 2014 and 2013, respectively. We did, however, recognize $23,063 of Other Income in 2013 which was realized when we negotiated a discounted payment to a vendor in full satisfaction of an obligation to that vendor. Total expenses for the years ended December 31, 2014 decreased to $97,110, as compared to $117,280 for the same period in 2013. The majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. For the year ended December 31, 2013 expenses associated with the aforementioned events related to the conversion of Infinicom’s rights to the Infinicom Additional Shares and the sale and issuance of shares of our Common Stock to Hudson and Iroquois were incurred. For the year ended December 31, 2014 we incurred interest expense associated with the 2014 Notes to Hudson and Iroquois.

Liquidity and Capital Resources

Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders. We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us. At December 31, 2014, we had cash of $75,532 and negative working capital of $843.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

We have limited resources, no revenues from operations to date and our cash on hand is not sufficient to satisfy our cash requirements beyond the third fiscal quarter of 2015. We have historically relied upon funding through capital contributions and loans from our majority stockholders.  Failure to receive funding when needed or on terms acceptable to us will cause us to cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework in 1992 (the “1992 Framework”). Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria. In May 2013, COSO updated the 1992 Framework (the “2013 Framework”). The 2013 Framework took effect on December 15, 2014 and superseded the 1992 Framework.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 1, 2014:

Name	Age	Title
Arnold P. Kling	56	President, treasurer and director
Kirk M. Warshaw	57	Chief financial officer, secretary and director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and directors. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2014 and 2013. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

The following table sets forth certain information as of March 26, 2015 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each named executive officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
Arnold P. Kling (2) 410 Park Avenue, Suite 1710 New York, NY 10022	294,674	14.2%

Kirk M. Warshaw (3) 2640 Lake Shore Dr., Unit 1708 Riviera Beach, FL 33404	80,000	3.8%

All Directors and Officers (2 persons) as a group	374,674	18.0%

5% Stockholders

Hudson Bay Master Fund Ltd. (4)(7) 777 Third Avenue, 30th Floor New York, New York 10017	693,558	33.4%

Iroquois Master Fund Ltd. (5)(7) 641 Lexington Avenue, 26th Floor New York, New York 10022	693,558	33.4%

Moyo Partners, LLC (2) c/o Arnold P. Kling 410 Park Avenue, Suite 1710 New York, NY 10022	174,674	8.4%

Avalon Innovation AB (formerly InfiniCom, AB) (6) Sveavagan 66 Stockholm, Sweden 111-34	177,950	8.5%

(1)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 26, 2015 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Arnold P. Kling, our president and a director, controls Moyo Partners, LLC and therefore is the beneficial owner of the shares held by this entity.

(3)	Mr. Warshaw is our chief financial officer, secretary and a director.

(4)	The shares held by Hudson are beneficially owned by Hudson Bay Capital Management LP (the “Investment Manager”) the investment manager to Hudson. Hudson Bay Capital GP LLC is the general partner of the Investment Manager and Mr. Sander Gerber is the managing member of Hudson Bay Capital GP LLC. The authority and responsibility for the investments made on behalf of Hudson rest with Mr. Gerber. Mr. Gerber disclaims beneficial ownership of the shares held by Hudson.

(5)	The shares held by Iroquois are beneficially owned by Iroquois Capital Management LLC (“Iroquois Mgmt”), a registered investment adviser that provides investment advisory services to Iroquois. Richard Abbe and Joshua Silverman are the members of Iroquois Mgmt who have the authority and responsibility for the investments made on behalf of Iroquois. Each of Messrs. Abbe and Silverman disclaims beneficial ownership of the shares held by Iroquois, except to the extent of their pecuniary interest therein.

(6)	Mr. Per-Anders Johansson is the chairman of Infinicom.

(7)	Excludes the number of shares of Common Stock issuable upon conversion of the principal and the accrued interest due and payable on the 2014 Note held by the stockholder because of the “Beneficial Ownership Cap” limitation applicable to the 2014 Note pursuant to which the holder thereof does not have the right to convert the principal and the accrued interest due and payable to the extent (i) the holder’s beneficial ownership of Common Stock is more than 9.99% of the total number of shares of Common Stock then issued and outstanding, or (ii) such conversion would result in beneficial ownership by the holder, or any of its affiliates and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act, of more than 9.99% of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On July 24, 2014, we raised an aggregate of $110,000 from the issuance of the 2014 Notes to Iroquois and Hudson. The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes), initially at $0.50 per share, into shares of our Common Stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal accounting firm, Liggett, Vogt & Webb P.A (“Liggett”) in the fiscal years ended December 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Audit fees*	$13,500	$13,500
Audit related fees	0	0
Tax fees	1,500	1,500
All other fees	0	0
Total fees	$15,000	$15,000

*	Includes fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our report on Form 10-Qs or services that are normally provided in connection with statutory and regulatory filings.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at December 31, 2014 and 2013
•	Statements of Operations for the years ended December 31, 2014 and 2013
•	Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013
•	Statements of Cash Flows for the years ended December 31, 2014 and 2013
•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.001 Par Value(1)
3.2	Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Certificate of Incorporation dated October 20, 1999 (2)
3.4	Certificate of Amendment of the Certificate of Incorporation dated April 1, 2001 (2)
3.5	By-Laws of the Company(3)
3.6	Certificate of Amendment of the Bylaws of the Company (3)
3.7	Certificate of Amendment of the Certificate of Incorporation dated October 11, 2006 (5)
4.1	Form of Common Stock Certificate(4)
4.2	Convertible Note, dated July 24, 2014, in the principal amount of $55,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois Master Fund Ltd. (7)
4.3	Convertible Note, dated July 24, 2014, in the principal amount of $55,000, bearing interest at the rate of 5.0% per annum issued by the Company to Hudson Bay Master Fund Ltd. (7)
10.1	Form of Stock Subscription Agreement, dated May 9, 2013, between the Company and each of Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd.(6)
10.2	Amendment to the Common Stock Purchase Agreement, dated May 9, 2013, between the Company and Infinicom, AB (now known as Avalon Innovation AB)(6)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Included herewith

** Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an Exhibit in the Company’s Current Report on Form 8-K, filed on October 6, 2005, and incorporated herein by reference.
(2)	Previously filed as an Exhibit in the Company’s Annual Report on Form 10-K, filed on April 13, 2001, and incorporated herein by reference.
(3)	Previously filed as an Exhibit in the Company’s Annual Report on Form 10-K, filed on February 21, 2001, and incorporated herein by reference.
(4)	Previously filed as an Exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-15129), filed on October 30, 1996 and incorporated herein by reference.
(5)	Previously filed as an Exhibit in the Company’s quarterly report on Form 10-QSB for the period ended September 30, 2006, and incorporated herein by this reference.
(6)	Previously filed as an Exhibit in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2013, and incorporated herein by this reference.’
(7)	Previously filed as an Exhibit in the Company’s Current Report on Form 8-K, filed on July 29, 2014, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc.

Date: March 26, 2015

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2015

	By:	/s/ Arnold P. Kling
Arnold P. Kling, President and Director
(Principal Executive Officer)

Date: March 26, 2015

	By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

24Holdings Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

24Holdings Inc.

Florham Park, New Jersey

We have audited the accompanying balance sheets of 24Holdings Inc. as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ equity (deficit), cash flows for each of the years then ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 24Holdings Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, NY

March 26, 2015

24HOLDINGS INC.

BALANCE SHEETS

	December 31,
ASSETS	2014	2013

Cash	$75,532	$47,165
Prepaid assets	5,292	4,667

TOTAL CURRENT ASSETS	$80,824	$51,832

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accrued expenses	$9,972	$10,565
Convertible note payable – related party, net	71,695	0
TOTAL CURRENT LIABILITIES	81,667	10,565

COMMITMENTS AND CONTINGENCIES	0	0

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized in 2014 and 2013 respectively, none issued	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,544 and 2,071,544 shares issued and outstanding for 2014 and 2013, respectively	2,072	2,072
Additional paid-in capital	11,048,481	10,993,481
Accumulated deficit	(11,051,396)	(10,954,286)
Total shareholders' equity (deficit)	(843)	41,267
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$80,824	$51,832

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2014	2013
Revenues	$0	$0

Expenses
General and administrative	77,986	117,280
Interest expense	19,124	0
Total operating expenses	97,110	117,280

Other income
Debt settlement	0	23,063
Total other income	0	23,063
Net loss before provision for income tax	(97,110)	(94,217)
Income taxes	0	0
Net loss	$(97,110)	$(94,217)

Basic and diluted loss per share	$(0.05)	$(0.05)

Weighted average number of common shares – basic and diluted	2,071,544	1,780,796

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2014 and 2013

					Additional		Total Shareholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2012	0	0	1,244,902	1,245	10,833,384	(10,860,069)	(25,440)
Proceeds from issuance of common stock	0	0	826,642	827	160,097	0	160,924
Net loss for year ended December 31, 2013	0	0	0	0	0	(94,217)	(94,217)
Balance at December 31, 2013	0	0	2,071,544	2,072	10,993,481	(10,954,286)	41,267
Beneficial Conversion Impact	0	0	0	0	55,000	0	55,000
Net loss for year ended December 31, 2014	0	0	0	0	0	(97,110)	(97,110)
Balance at December 31, 2014	0	$0	2,071,544	$2,072	$11,048,481	$(11,051,396)	$(843)

The accompanying notes are an integral part of these financial statements.

24 HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,110)	$(94,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity based settlement	0	26,924
Debt forgiveness	0	23,063
Debt discount	16,695	0
Changes in operating assets and liabilities
Accrued expenses	(593)	(45,801)
Prepaid assets	(625)	(4,667)
NET CASH USED IN OPERATING ACTIVITIES	(81,633)	(94,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	134,000
Issuance of convertible related party note	110,000	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,000	134,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,367	39,302

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,165	7,863
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,532	$47,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

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

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

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

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 1 - DESCRIPTION OF COMPANY (continued):

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

On May 9, 2013, we entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,222 shares of Common Stock. We recognized non-cash expense of $26,924 associated with this conversion.

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

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois and Hudson (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes) into shares of the Company’s common stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds of the 2014 Notes have been utilized by the Company to fund working capital needs.

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 1 - DESCRIPTION OF COMPANY (continued):

As of December 31, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Since inception, the Company has incurred an accumulated deficit of $11,051,396 through December 31, 2014. For the years ended December 31, 2014 and 2013, the Company had net losses of $97,110 and $94,217, respectively. The Company has incurred negative cash flow from operating activities since its inception. The Company has spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing its business strategy. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT) (continued):

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

On May 9, 2013, we entered into an amendment to the Infinicom Sale Agreement (the “Amendment”) pursuant to which Infinicom’s rights to the Infinicom Additional Shares was converted into 138,222 shares of Common Stock. We recognized non-cash expense of $26,924 associated with this conversion.

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

As of December 31, 2014, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 4 – NOTE PAYABLE – RELATED PARTY:

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at $0.50 per share, into shares of our common stock at the option of the holder, subject to various capital transactions or ownership amounts. The proceeds of the 2014 Notes have been, and will continue to be, utilized by us to fund working capital needs. We have valued the beneficial conversion features of this note to be $55,000, which will be amortized ratably over the term of these two notes. The unamortized portion of the debt discount as of December 31, 2014 was $38,305.

NOTE 5 - INCOME TAXES:
	December 31
	2014	2013
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$485,000	$448,000

Less valuation allowance	(485,000)	(448,000)
	$-	$-

The provision for income taxes differs from the amount computed by applying the US statutory income tax rate as follows:

	December 31,
	2014	2013
Provision for expected federal statutory rate	(35%)	(35%)
State income tax, net	(3%)	(3%)
Loss for which no benefit is available or a valuation allowance has been recorded	38%	38%

At December 31, 2014, the Company had approximately $1,276,000 of net operating loss carry forwards (“NOL’s”) available which expires in various years beginning in 2034. The deferred tax asset and related valuation increased by $37,000 during 2014. The utilization of the net operating loss carryforward has been limited as to its use pursuant to the Internal Revenue Code Section 382 due to the recent change in ownership of the Company. The benefits of these NOL’s may be reduced in the future if the Company is successful in establishing a new business. The Company's federal and state income tax returns for the years 2010 through 2014 remain open for audit by applicable regulatory authority.

24HOLDINGS INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2014 and 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Effective from January 1, 2009 to December 31, 2013, the Company operated from the offices of Kirk M Warshaw, LLC an affiliate of Kirk M Warshaw its CFO and director for $500 a quarter. The Company recorded rent expense of $2,000 for the year ended December 31, 2013.

In 2014 the Company relocated and now occupies offices on a month to month basis. Rent expense for the year ended December 31, 2014 was $2,400.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

