Form 10-Q
period 2015-03-31
24HOLDINGS INC
filed 2015-05-05
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended:
March 31, 2015

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

  Yes ☒           No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,544 shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 4, 2015.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2015

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2015	2014
	(unaudited)
Cash	$56,767	$75,532
Prepaid assets	3,417	5,292

TOTAL CURRENT ASSETS	$60,184	$80,824

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Accrued expenses	$13,332	$9,972
Convertible note payable – related party, net	81,040	71,695
TOTAL CURRENT LIABILITIES	94,372	81,667

COMMITMENTS AND CONTINGENCIES	0	0

SHAREHOLDERS’ (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized, none issued and outstanding, respectively	0	0
Common stock, $.001 par value, 100,000,000 shares authorized, 2,071,544 shares issued and outstanding, respectively	2,072	2,072
Additional paid-in capital	11,048,481	11,048,481
Accumulated deficit	(11,084,741)	(11,051,396)
Total shareholders’ (deficit)	(34,188)	(843)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$60,184	$80,824

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$0	$0

Expenses
General and administrative	22,640	25,000
Total operating expenses	22,640	25,000
Other expense - interest	10,705	0
Net loss before provision for income tax	(33,345)	(25,000)
Income taxes	0	0
Net loss	$(33,345)	$(25,000)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common shares – basic and diluted	2,071,544	2,071,544

The accompanying notes are an integral part of these unaudited condensed financial statements.

24 HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,345)	$(25,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount	9,345	0
Changes in operating assets and liabilities:
Prepaid expenses	1,875	1,875
Accrued expenses	3,360	252
NET CASH USED IN OPERATING ACTIVITIES	(18,765)	(22,873)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,765)	(22,873)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,532	47,165
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,767	$24,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY

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

The interim financial information as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

March 31, 2015

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

March 31, 2015

(unaudited)

NOTE 1 - DESCRIPTION OF COMPANY (continued):

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes) into shares of Common Stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds of the 2014 Notes have been utilized by us to fund our working capital needs.

As of March 31, 2015, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of March 31, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates that we will continue as a going concern. Our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, we do own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be-identified operating company or business. We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe may have significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations. There is no assurance that these plans will be realized in whole or in part. The financial statements do not include any adjustments that might result from the outcome these uncertainties.

Since inception, we have incurred an accumulated deficit of $11,084,741 through March 31, 2015. For the years ended December 31, 2014 and 2013, we had net losses of $97,110 and $94,217, respectively. We have incurred negative cash flow from operating activities since its inception. We have spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2015. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

NOTE 4 – SHAREHOLDERS’ (DEFICIT)

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

As of March 31, 2015, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at $0.50 per share, into shares of our common stock at the option of the holder, subject to various capital transactions or ownership amounts. The proceeds of the 2014 Notes have been, and will continue to be, utilized by us to fund working capital needs. We have valued the beneficial conversion features of this note to be $55,000, which will be amortized ratably over the term of these two notes. The unamortized portion of the debt discount as of March 31, 2015 was $28,960.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016.

Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We are currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS (continued):

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 7 – COMMITMENTS AND CONTIGENCIES

As of March 31, 2015, we have no commitments or contingent liabilities that require disclosure.

NOTE 8 – SUBSEQUENT EVENTS

We have evaluated all subsequent events and have determined that there were no subsequent events to recognize or disclose in these financial statements.

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

On May 9, 2013, we restructured the Common Stock Purchase Agreement, dated May 26, 2005, as amended to date (the “Purchase Agreement”), among InfiniCom, AB (now known as Avalon Innovation AB), a Swedish registered company (“Infinicom”) 24Holdings, Moyo Partners, LLC and R&R Biotech Partners, LLC (“R&R”) (the “Amendment”). Pursuant to the Amendment, Infinicom’s right to receive $400,000 to $600,000 in equity value of 24Holdings upon the occurrence of one of several post-closing events, including a merger with one or more as yet unidentified private unaffiliated operating companies (the “Infinicom Additional Shares”), was converted into 138,222 shares of our common stock par value $.001 per share (“Common Stock”). We recognized non-cash expense of $26,924 associated with this conversion. The issuance to Infinicom was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(2) of the Act.

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

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at the “Conversion Price” (as defined in the 2014 Notes) into shares of Common Stock at the option of the holder, subject to the “Beneficial Ownership Cap” (as defined in the 2014 Notes), or upon the consummation of a “Fundamental Transaction” (as defined in the 2014 Notes). The proceeds of the 2014 Notes have been utilized to fund our working capital needs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

We currently do not have any business operations and did not have any revenues during the three month periods ended March 31, 2015 and 2014.

Total expenses from continuing operations for the three months ended March 31, 2015 and 2014 were $33,345 and $25,000, respectively. For the three month periods ended March 31, 2015 and 2014, the majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The increase in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the 2014 Notes.

Liquidity and Capital Resources

At March 31, 2015, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of its equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At March 31, 2015, we had cash of $56,767 and negative net working capital of $34,188.

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016.

Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

*Filed herewith.

**Furnished, not filed, in accordance with Item 601(32)(ii) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24Holdings Inc.

Dated: May 4, 2015	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 4, 2015	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

