Form 10-Q
period 2015-06-30
24HOLDINGS INC
filed 2015-08-10
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2015

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,544 shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 7, 2015.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2015

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2015	December 31, 2014
	(unaudited)
Cash	$29,315	$75,532
Prepaid assets	2,167	5,292

TOTAL CURRENT ASSETS	$31,482	$80,824

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Accrued expenses	$7,083	$9,972
Convertible note payable – related party, net	90,490	71,695
TOTAL CURRENT LIABILITIES	97,573	81,667

COMMITMENTS AND CONTINGENCIES	0	0

SHAREHOLDERS’ (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized , none issued and outstanding	0	0
Common stock, $.001 par value; 100,000,000 shares authorized, 2,071,544 shares issued and outstanding, respectively	2,072	2,072
Additional paid-in capital	11,048,481	11,048,481
Accumulated deficit	(11,116,644)	(11,051,396)
Total shareholders' (deficit)	(66,091)	(843)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$31,482	$80,824

 The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$0	$0	$0	$0

Expenses
General and administrative	21,077	18,100	43,718	43,100
Total operating expenses	21,077	18,100	43,718	43,100

Other expense - interest	10,825	0	21,530	0

Net loss before provision for income taxes	(31,902)	(18,100)	(65,248)	(43,100)
Income taxes	0	0	0	0
Net loss	$(31,902)	$(18,100)	$(65,248)	$(43,100)

Weighted average number of common shares outstanding	2,071,544	2,071,544	2,071,544	2,071,544

Basic and diluted net loss per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24 HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,248)	$(43,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount	18,795	0
Changes in operating assets and liabilities:
Prepaid expenses	3,125	2,500
Accrued expenses	(2,889)	(477)
NET CASH USED IN OPERATING ACTIVITIES	(46,217)	(41,077)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,217)	(41,077)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,532	47,165
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,315	$6,088

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

  The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

The interim financial information as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, have been made. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

June 30, 2015

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

June 30, 2015

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

As of June 30, 2015, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of June 30, 2015. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

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

Since inception, we have incurred an accumulated deficit of $11,116,644 through June 30, 2015. For the years ended December 31, 2014 and 2013, we had net losses of $97,110 and $94,217, respectively. We have incurred negative cash flow from operating activities since inception. We have spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of June 30, 2015. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of June 30, 2015, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at $0.50 per share, into shares of our common stock at the option of the holder, subject to various capital transactions or ownership amounts. The proceeds of the 2014 Notes have been, and will continue to be, utilized by us to fund working capital needs. We have valued the beneficial conversion features of this note to be $55,000, which will be amortized ratably over the term of these two notes. The unamortized portion of the debt discount as of June 30, 2015 was $19,510.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

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

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016.

Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We are currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS (continued)

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 7 – COMMITMENTS AND CONTIGENCIES

As of June 30, 2015, we have no commitments or contingent liabilities that require disclosure.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

We currently do not have any business operations and did not have any revenues during the three month periods ended June 30, 2015 and 2014.

Total expenses from continuing operations for the three months ended June 30, 2015 and 2014 were $31,902 and $18,100, respectively. For the three month periods ended June 30, 2015 and 2014, the majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The increase in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the 2014 Notes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

We currently do not have any business operations and did not have any revenues during the six month periods ended June 30, 2015 and 2014.

Total expenses from continuing operations for the six months ended June 30, 2015 and 2014 were $65,248 and $43,100, respectively. For the three month periods ended June 30, 2015 and 2014, the majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The increase in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the 2014 Notes.

Liquidity and Capital Resources

At June 30, 2015, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At June 30, 2015, we had cash of $29,315 and negative net working capital of $66,091.

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

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We are currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

24Holdings Inc.

Dated: August 7, 2015	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 7, 2015	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

