Form 10-Q
period 2015-09-30
24HOLDINGS INC
filed 2015-11-02
CIK 1025315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2015

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,071,544 shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 2, 2015.

24HOLDINGS INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2015

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

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

24HOLDINGS INC.

CONDENSED BALANCE SHEETS

	September30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Cash	$9,678	$75,532
Prepaid assets	2,500	5,292

TOTAL CURRENT ASSETS	$12,178	$80,824

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Accrued expenses	$11,918	$9,972
Convertible note payable – related party, net	100,045	71,695
TOTAL CURRENT LIABILITIES	111,963	81,667

COMMITMENTS AND CONTINGENCIES	0	0

SHAREHOLDERS’ (DEFICIT):
Preferred stock; $0.001 par value, 5,000,000 authorized , none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized, 2,071,544 shares issued and outstanding , respectively	2,072	2,072
Additional paid-in capital	11,048,481	11,048,481
Accumulated deficit	(11,150,338)	(11,051,396)
Total shareholders' (deficit)	(99,785)	(843)
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$12,178	$80,824

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$0	$0	$0	$0

Expenses
General and administrative	22,749	18,747	66,467	61,847
Total operating expenses	22,749	18,747	66,467	61,847
Other expense - interest	10,945	8,179	32,475	8,179

Net loss before provision for income taxes	(33,694)	(26,926)	(98,942)	(70,026)
Income taxes	0	0	0	0
Net loss	$(33,694)	$(26,926)	$(98,942)	$(70,026)

Weighted average number of common shares outstanding	2,071,544	2,071,544	2,071,544	2,071,544

Basic and diluted net loss per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

24 HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,942)	$(70,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount	28,350	7,140
Changes in operating assets and liabilities:
Prepaid expenses	2,792	(2,500)
Accrued expenses	1,946	(4,688)
NET CASH USED IN OPERATING ACTIVITIES	(65,854)	(70,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible related party note	0	110,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	110,000

NET INCREASE (DECREASE) IN CASH	(65,854)	39,926

CASH AT BEGINNING OF PERIOD	75,532	47,165
CASH AT END OF PERIOD	$9,678	$87,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these unaudited condensed financial statements.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

The interim financial information as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, have been made. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year or any future periods.

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

September 30, 2015

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

September 30, 2015

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

As of September 30, 2015, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, were issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

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

NOTE 2 – BASIS OF PRESENTATION

The condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make our, results of operations and cash flows not misleading as of September 30, 2015. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

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

Since inception, we have incurred an accumulated deficit of $11,150,338 through September 30, 2015. For the years ended December 31, 2014 and 2013, we had net losses of $97,110 and $94,217, respectively. We have incurred negative cash flow from operating activities since inception. We have spent, and subject to obtaining additional financing, expects to continue to spend, substantial amounts in connection with executing our business strategy. These conditions raise substantial doubt about our ability to continue as a going concern.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Fair Value of Financial Instruments - Pursuant to the accounting guidance, "Disclosures About Fair Value of Financial Instruments," we are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2015. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

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

As of September 30, 2015, our authorized capital stock consists of 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock of which 2,071,544 shares of Common Stock, and no shares of Preferred Stock, are issued and outstanding. All shares of Common Stock currently outstanding are validly issued, fully paid and non-assessable.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On July 24, 2014, we issued convertible promissory notes (the “2014 Notes”) in the principal amount of $55,000 to each of Iroquois Master Fund Ltd and Hudson Bay Master Fund Ltd. (an aggregate of $110,000). The 2014 Notes have a maturity date of December 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The principal and accrued interest on the 2014 Notes are convertible at $0.50 per share, into shares of our common stock at the option of the holder, subject to various capital transactions or ownership amounts. The proceeds of the 2014 Notes have been, and will continue to be, utilized by us to fund working capital needs. We have valued the beneficial conversion features of this note to be $55,000, which will be amortized ratably over the term of these two notes. The unamortized portion of the debt discount as of September 30, 2015 was $9,955.

24HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

September 30, 2015

(unaudited)

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS (continued)

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 7 – COMMITMENTS AND CONTIGENCIES

As of September 30, 2015, we have no commitments or contingent liabilities that require disclosure.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

We currently do not have any business operations and did not have any revenues during the three month periods ended September 30, 2015 and 2014.

Total expenses from continuing operations for the three months ended September 30, 2015 and 2014 were $33,694 and $26,926, respectively. For the three month periods ended September 30, 2015 and 2014, the majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). The increase in expenses from 2014 to 2015 is almost related to the interest expense associated with the 2014 Notes and filing fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

We currently do not have any business operations and did not have any revenues during the nine month periods ended September 30, 2015 and 2014.

Total expenses from continuing operations for the nine months ended September 30, 2015 and 2014 were $98,942 and $70,026, respectively. For the nine month periods ended September 30, 2015 and 2014, the majority of these expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act. The increase in expenses from 2014 to 2015 is almost completely related to the interest expense associated with the 2014 Notes.

Liquidity and Capital Resources

At September 30, 2015, we did not have any revenues from operations. Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations. No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.

At September 30, 2015, we had cash of $9,678 and negative net working capital of $99,785.

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

New Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

As of September 30, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

24Holdings Inc.

Dated: November 2, 2015	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: November 2, 2015	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)